Form 10-Q
period 2010-03-31
Enterologics, Inc.
filed 2010-05-18
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-164956

ENTEROLOGICS, INC.
(Exact name of registrant as specified in its charter)

20 East Sunrise Highway
Suite 202
Valley Stream, New York 11581
(Address of principal executive offices) (Zip Code)

(516) 303-8181
(Registrant's telephone number, including area code)

657 Central Avenue, Cedarhurst, NY 11516
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,000,000 shares of common stock, $0.0001 par value, issued and outstanding as of May 17, 2010.

Item 1.  Financial Statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
CURRENT ASSETS	(Unaudited)

Cash	$30,384	$43,694

TOTAL ASSETS	$30,384	$43,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,674	$48
Accrued Interest	-	135

TOTAL CURRENT LIABILITIES	6,674	183

LONG TERM LIABILITIES
Notes payable - related party	-	3,500

TOTAL LIABILITIES	6,674	3,683

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 150,000,000 shares authorized, 26,000,000 shares issued and outstanding	$2,600	$2,600
Additional paid in capital	48,530	45,530
Subscription receivable	(20)	(20)
Accumulated deficit - during developmental stage	(27,400)	(8,099)
Total Stockholders’ Equity	23,710	40,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,384	$43,694

See accompanying notes to unaudited condensed financial statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

		For the Period
	For the Three	September 2, 2009
	Months Ended	(Inception) to
	March 31, 2010	March 31, 2010

OPERATING EXPENSES
Professional fees	$14,532	$22,080
Compensation expense	3,000	3,000
General and administrative	1,753	2,169
Total Operating Expenses	16,285	24,249

LOSS BEFORE PROVISION FOR INCOME TAXES	(19,285)	(27,249)

OTHER EXPENSES
Interest Expense	16	151
	(19,301)	(27,400)
Provision for Income Taxes	-	-

NET LOSS	$(19,301)	$(27,400)

Net loss per share - basic and diluted	$-

Weighted average number of shares outstanding during the period - basic and diluted	26,000,000

See accompanying notes to unaudited condensed financial statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - during Development Stage
	Shares	Amount	Capital	Receivable		Total

BALANCE, September 2, 2009 (Inception)	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to	-	-	-	-	(8,099)	(8,099)
December 31, 2009
BALANCE, December 31, 2009	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	3,000	-	-	3,000

Net loss, for the three months ended March 31, 2010	-	-	-	-	(19,301)	(19,301)

BALANCE, March 31, 2010	26,000,000	$2,600	$48,530	$(20)	$(27,400)	$23,710

See accompanying notes to condensed unaudited financial statements

ENTEROLOGICS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOW (Unaudited)

		For the Period
	For the Three	September 2, 2009
	Months Ended	(Inception) to
	March 31, 2010	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,301)	$(27,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed Compensation	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable	6,626	6,674
Increase in Accrued expenses	16	151
Repayment of Accrued expenses	(151)	(151)
Net Cash Used In Operating Activities	(9,810)	(17,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	48,110
Proceeds from notes payable - related party	-	3,500
Repayment of notes payable - related party	(3,500)	(3,500)
Net Cash Provided/(Used) By Financing Activities	(3,500)	48,110

NET INCREASE/ (DECREASE) IN CASH	(13,310)	30,384

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,694	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,384	$30,384

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$151	$151

See accompanying notes to unaudited condensed financial statements

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO
CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.

(B) Organization

Enterologics, Inc. was incorporated under the laws of the State of Delaware on September 2, 2009. to develop, test, and obtaining regulatory approvals for, manufacturing, commercializing and selling new prescription drug products

Activities during the development stage include developing the business plan, acquiring technology and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

  (D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2010 and December 31, 2009 the Company did not have any balances that exceeded FDIC insurance limits.

(E) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(F) Loss Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2010, there was no common share equivalent outstanding.

(G) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, notes payable related parties, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

(H) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE 2          NOTES PAYABLE - RELATED PARTIES

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 6%, and matures on August 23, 2010.   As of December 31, 2009 the Company recorded accrued interest of $135.  In February, 2010 loan and accrued interest of $151 were repaid. (See note 4).

NOTE 3          STOCKHOLDERS' EQUITY

(A) Common Stock Issued to Founders for Cash

In September 2009 the Company sold a total of 10,300,000 shares of common stock to four founders for $1,030 ($.0001 per share).

(B) Common Stock Issued for Cash

In 2009, the Company sold a total of 15,700,000 shares of common stock to 55 individuals for cash of $47,080 and a subscription receivable of $20 ($.003 per share).

(C) Imputed Compensation

During the three months ended March 31, 2010 an individual contributed services to the Company value at $3,000.

NOTE 4          RELATED PARTY TRANSACTIONS

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 6%, and matures on August 23, 2010.   As of December 31, 2009 the Company recorded accrued interest of $135.  On March 23, 2010 loan and accrued interest of $152 were repaid.

NOTE 5          GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $27,400 from inception and used cash in operations from inception of $17,726. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “Enterologics,” the “Company,” “we,” “our” or “us” refer to Enterologics, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 17, 2010 and declared effective on April 9, 2010. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

We are an early stage biopharmaceutical company with plans to focus on the identification, licensing and development of treatments for GI disorders, such as pouchitis, irritable bowel syndrome (“IBS”), Crohn’s disease, ulcerative colitis and Clostridium difficile infections, that we believe are poorly addressed by current therapies.

Plan of Operation

Over the next twelve months, the Company intends to focus on establishing business operations, recruiting additional management to guide the development program, engaging expert consultants to assist in identifying products and intellectual property for in-licensing and further development, evaluating and expanding the intellectual property coverage for those products, and establishing the clinical and regulatory development program for the first in-licensed product.

The Company estimates that it will require an approximate minimum of $1,000,000 in the next 12 months to implement its activities. The following chart indicates how we would utilize such funds:

Purpose	Amount
G&A including expert consultant fees		$500,000
Licensing costs		$300,000
Legal, intellectual property and patents		$150,000
	$
Cost of operating as a public company		$50,000
Total		$1,000,000

Results of Operations

The following discussion should be read in conjunction with the financial statements and in conjunction with the Company's Form S-1, filed with the Securities and Exchange Commission on February 17, 2010 and declared effective on April 9, 2010.

Revenues

The Company did not generate any revenues for the three (3) months ended March 31, 2010 and for the period from September 2, 2009 (inception) to March 31, 2010.

Total Operating Expenses

During the three (3) months ended March 31, 2010, total operating expenses was $19,285, which includes legal and professional accounting fees associated with filing the registration statement in the amount of $14,532, compensation expense of $3,000 and general and administrative expenses of $1,753. During the period from September 2, 2009 (inception) to March 31, 2010 total operating expenses was $27,249.

Net loss

During the three (3) months ended March 31, 2010, the net loss was $19,301 and $27,400 for the period from September 2, 2009 (inception) to March 31, 2009.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010, reflects cash of $30,384, which constitutes 100% of the Company’s total current assets. At December 31, 2009, the Company had $43,694 in cash. Cash from inception to date has been sufficient to provide the capital necessary to operate.

We do not have enough cash to continue operations for the next twelve months. We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to develop the Company’s business operations, effectuate its business plan and become profitable.  In order to obtain such capital, we will need to obtain additional financing from external sources such as debt or equity financings or other potential sources. There can be no assurance that we will be successful in obtaining such additional funding.  If we are not successful in raising sufficient capital, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Going Concern Consideration

The Company is in the development stage with no operations, a net loss of $24,400 from inception, stockholders' equity of $23,710, and used cash in operations from inception of $17,726. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures are effective to ensure that material  information  relating  to  the  Company  is  recorded, processed,  summarized, and reported in a  timely  manner.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Removed and Reserved

Item 5. Other information.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Robert Hoerr, President

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Lawrence Levitan, Treasurer

32.1	Section 1350 Certifications of Robert Hoerr, President

32.2	Section 1350 Certifications of Lawrence Levitan, Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROLOGICS, INC.

Dated: May 17, 2010	By: /s/ Robert Hoerr, M.D.
Name: Robert Hoerr, M.D. Title: President (principal executive officer) and Director

By: /s/ Lawrence Levitan, M.D.
Dated: May 17, 2010	Name: Lawrence Levitan, M.D. Title: Treasurer (principal financial and accounting officer) and Director