Form 10-Q
period 2010-06-30
Enterologics, Inc.
filed 2010-08-16
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of August 12, 2010.

Item 1.    Financial Statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
CURRENT ASSETS	(Unaudited)

Cash	$7,872	$43,694
Prepaid expenses	1,800	-

TOTAL CURRENT ASSETS	9,672	43,694

Website Costs, net	1,000	-

TOTAL ASSETS	$10,672	$43,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,511	$48
Accrued Interest	-	135

TOTAL CURRENT LIABILITIES	9,511	183

LONG TERM LIABILITIES
Notes payable - related party	-	3,500

TOTAL LIABILITIES	9,511	3,683

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 26,020,000 and 26,000,000 shares issued and outstanding, respectively	$2,602	$2,600
Additional paid in capital	51,588	45,530
Subscription receivable	-	(20)
Accumulated deficit - during developmental stage	(53,029)	(8,099)
Total Stockholders’ Equity	1,161	40,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,672	$43,694

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period
	For the Three	For the Six	September 2, 2009
	Months Ended	Months Ended	(Inception) to
	June 30, 2010	June 30, 2010	June 30, 2010

OPERATING EXPENSES
Professional fees	$17,329	$31,861	$39,409
Compensation expense	3,000	6,000	6,000
General and administrative	5,305	7,058	7,474
Total Operating Expenses	25,634	44,919	52,883

LOSS FROM OPERATIONS	(25,634)	(44,919)	(52,883)

OTHER INCOME / (EXPENSES)
Interest income	5	5	5
Interest expense	-	(16)	(151)

LOSS BEFORE PROVISION FOR INCOME TAXES	(25,629)	(44,930)	(53,029)

Provision for Income Taxes	-	-	-

NET LOSS	$(25,629)	$(44,930)	$(53,029)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	26,007,778	26,003,889

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development Stage	Total
	Shares	Amount	Shares	Amount	Capital	Receivable		Stockholders' Equity

BALANCE, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to	-	-	-	-	-	-	(8,099)	(8,099)
December 31, 2009
BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the six months ended June 30, 2010	-	-	-	-	-	-	(44,930)	(44,930)

BALANCE, June 30, 2010	-	$-	26,020,000	$2,602	$51,588	$-	$(53,029)	$1,161

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Six	September 2, 2009
	Months Ended	(Inception) to
	June 30, 2010	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,930)	$(53,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	6,000	6,000
Stock issued for services	60	60
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,800)	-
Increase in Accounts payable	9,463	9,511
Increase in Accrued expenses	16	151
Repayment of Accrued expenses	(151)	(151)
Net Cash Used In Operating Activities	(31,342)	(37,458)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	(1,000)	(1,000)
Net Cash Used In Investing Activities	(1,000)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	20	48,110
Proceeds from notes payable - related party	-	3,500
Repayment of notes payable - related party	(3,500)	(3,500)
Net Cash Provided By (Used) In Financing Activities	(3,480)	48,110

NET INCREASE/ (DECREASE) IN CASH	(35,822)	9,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,694	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,872	$9,652

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$151	$151

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE 1          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.

(B) Organization

Enterologics, Inc. was incorporated under the laws of the State of Delaware on September 2, 2009 to develop, test, and obtaining regulatory approvals for, manufacturing, commercializing and selling new prescription drug products

Activities during the development stage include developing the business plan, acquiring technology and raising capital.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2010 and December 31, 2009 the Company did not have any balances that exceeded FDIC insurance limits.

(E) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. During the six months ended June 30, 2010 and year ended December 31, 2009, the Company incurred $1,000 and $0, respectively, in website development costs.  As of June 30, 2010, the website has not been placed into service and no amortization expense has been recorded.

(F) Stock-Based Compensation

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2010, there was no common share equivalent outstanding.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, and notes payable related approximate fair value due to the relatively short period to maturity for these instruments.

NOTE 2          NOTES PAYABLE - RELATED PARTIES

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 6%, and matures on August 23, 2010.   As of December 31, 2009 the Company recorded accrued interest of $135.  In February 2010 loan and accrued interest of $151 were repaid. (See note 4).

NOTE 3          STOCKHOLDERS' EQUITY / (DEFICIENCY)

(A) Common Stock Issued to Founders for Cash

In September 2009 the Company sold a total of 10,300,000 shares of common stock to four founders for $1,030 ($.0001 per share).

(B) Common Stock Issued for Cash

In 2009, the Company sold a total of 15,700,000 shares of common stock to 55 individuals for cash of $47,080 and a subscription receivable of $20 ($.003 per share).  Cash  of $20 was collected during the six months ended June 30, 2010.

(C) Imputed Compensation

During the three and six months ended June 30, 2010 an individual contributed services to the Company at a fair value of $3,000 and $6,000, respectively.

(D)Stock Issued for Services

In May 2010 Company issued 20,000 shares of common stock to an outside vendor for services with a fair value of $60 ($.003 per share), the most recent cash offering price.

NOTE 4          RELATED PARTY TRANSACTIONS

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 6%, and matures on August 23, 2010.   As of December 31, 2009 the Company recorded accrued interest of $135.  In February 2010 loan and accrued interest of $151 were repaid.

During the three and six months ended June 30, 2010 an individual contributed services to the Company at a fair value of $3,000 and $6,000, respectively.

NOTE 5          LETTER OF INTENT

On June 15, 2010, the Company entered into a binding letter of intent (“LOI”) with New York Health Care, Inc., a New York corporation (“Seller”) and BioBalance LLC, a Delaware limited liability company, setting forth the terms pursuant to which The Company will acquire from Seller all of the Company’s intellectual property rights and property relating to biotherapeutic agents for the treatment of various gastrointestinal disorders (collectively, the “Assets”).  The purchase price for the Assets will be that number of The Company Series A preferred stock (the “Preferred Stock”) as mutually agreed upon by The Company and Seller, exclusively issued to Seller, which shall initially not represent more than 20% of Enterologics.  If the Company does not raise a minimum of $1 million within 12 months of the closing, Seller has the right to redeem the Preferred Stock in exchange for the Assets. The Company may not create any lien or encumbrance on the Assets until and unless it raises $1 million.

The Preferred Stock will have the terms, rights and preferences as set forth on Exhibit A to the LOI, including the following:

Dividends - The Preferred Stock holders will be entitled to cumulative dividends (in cash or shares of common stock, at Enterologics’ option) prior and in preference to any dividend payment to common stock holders.  After such preference, the Preferred Stock will participate pro rata with the common stock on an as-converted basis as to any additional dividends.

Conversion - The Preferred Stock will be convertible at any time into shares of common stock.  The Preferred Stock will automatically convert into shares of common stock at the election of (a) the majority of the Preferred Stock holders, or (b) The Company’s board of directors upon a capital raise of not less than $5 million.

Anti-Dilution - The Preferred Stock will have “full ratchet”’ anti-dilution protection, subject to customary exceptions.

Liquidation Preference -  The Preferred Stock will have rights senior to all other equity securities. Upon liquidation, the Preferred Stock holder will be entitled to receive, in preference to the common stock holders, an amount equal to the effective purchase price for each share of Preferred Stock, plus accrued but unpaid dividends.  The Preferred Stock will also participate with the common stock on an as-converted basis for all remaining proceeds of a liquidation.

Preemptive Rights -  The Preferred Stock will have preemptive rights with respect to any future issuance of securities of The Company, subject to the exceptions set forth in the LOI.

Voting Rights - The Preferred Stock will vote together with the common stock and as a separate class.  Each share of Preferred Stock will have the number of votes equal to the number of shares issuable upon conversion of such share of Preferred Stock.

Board Representation - The holder of the Preferred Stock will have the right to appoint one member to the board of directors of Enterologics.

Registration Rights - The outstanding shares of common stock issued or issuable upon conversion of the Preferred Stock will have “piggyback” registration rights.

Enterologics may not, without the approval of the holders of a majority of the Preferred Stock, amend its Articles of Incorporation to change the terms of the Preferred Stock.

Consummation of the acquisition of the Assets is subject to and dependent upon, among other things, the entering into a definitive purchase agreement, obtaining any requisite board of directors’ approvals and required third-party consents, the receipt by Seller of a fairness opinion, and satisfactory financial information of the Company.

Pursuant to the LOI, neither the Seller nor the Company or any of their affiliates will solicit or engage in any discussions or negotiations or engage in any business combination transaction with any third party involving the Company for a period of 90 days from the date of the LOI.

For all the terms and conditions of the LOI, reference is hereby made to such LOI annexed hereto as Exhibit 10.1.  All statements made herein concerning the foregoing LOI are qualified by reference to said Exhibit.

Through July 27, 2010 no definitive agreement has been signed and the LOI has no expiration date. On or about July 15, 2010, we were informed that a lawsuit was commenced against the seller seeking to block the sale of its Biobalance assets to us pursuant to the terms of the LOI. Although we are not a party in this litigation, we do not know if seller will be able to close on the sale of the Biobalance assets as contemplated in the LOI.

NOTE 6          GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $53,029 from inception and used cash in operations from inception of $37,458. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends to continue to seek $1 million in financing and execute the letter of intent with New York Health Care, Inc. and Biobalance, LLC. If, management is unable to raise funds immediately, management intends to fund operations through shareholder loans. Management believes that the actions presently being taken to obtain additional funding and complete the two transactions above provide the Company with the opportunity to continue as a going concern.

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

On June 15, 2010, we entered into a binding letter of intent (“LOI”) with New York Health Care, Inc., a New York corporation (“Seller”) and BioBalance LLC, a Delaware limited liability company (“BioBalance”), setting forth the terms pursuant to which we will acquire from Seller all of BioBalance’s intellectual property rights and property relating to biotherapeutic agents for the treatment of various gastrointestinal disorders (collectively, the “Assets”). For a further description of the terms of the LOI, including the terms of the preferred stock to be issued to Seller which shall initially not represent more than 20% of our share capital, see the Current Report on Form 8-K we filed with the Securities and Exchange Commission on June 16, 2010.

On or about July 15, 2010 we were informed that a lawsuit was commenced against the Seller seeking to block the sale of its Biobalance assets to us pursuant to the terms of the LOI. Although we are not a party in this litigation, we do not know if Seller will be able to close on the sale of the Biobalance assets as contemplated in the LOI.

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

Revenues

The Company did not generate any revenues for the three (3) months ended June 30, 2010,for the six month period ended June 30, 2010 and for the period from September 2, 2009 (inception) to June 30, 2010.

Total Operating Expenses

During the three (3) months ended June 30, 2010, total operating expenses was $25,634, which includes $17,329 for professional fees, $3,000 for compensation expense and general and administrative expenses of $5,305. During the six(6) month period ended June 30, 2010, total operating expenses were $44,919, which consists of $31,861 of professional fees, $6,000 for compensation expense and general and administrative expenses of $7,058. During the period from September 2, 2009 (inception) to June 30, 2010, total operating expenses was $52,883.

Net loss

During the three (3) months ended June 30, 2010, the net loss was $25,629. Net loss for the six month period ended June 30, 2010 was $44,930 and $53,029 for the period from September 2, 2009 (inception) to June 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010, reflects cash of $7,872. Cash from inception to date has been sufficient to provide the capital necessary to operate.

We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to develop the Company’s business operations, effectuate its business plan and become profitable in the next twelve months.  In order to obtain such capital, we will need to obtain additional financing from external sources such as debt or equity financings or other potential sources. There can be no assurance that we will be successful in obtaining such additional funding.  If we are not successful in raising sufficient capital, this would have a material adverse effect on our business, results of operations, liquidity and financial condition. If we proceed with the proposed transaction with Seller to purchase BioBalance, we are required pursuant to the LOI to raise capital.

Going Concern Consideration

The Company is in the development stage with no operations, a net loss of $53,029 from inception and used cash in operations from inception of $37,458. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan as described above. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2010 the Company issued 20,000 shares of its common stock to Island Capital Management LLC, an affiliate of the Company’s transfer agent, with a value of $60. This issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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

ENTEROLOGICS, INC.
Dated: August 16, 2010
By: /s/ Robert Hoerr, M.D. Name: Robert Hoerr, M.D. Title: President (principal executive officer) and Director

Dated: August 16, 2010	By: /s/ Lawrence Levitan, M.D. Name: Lawrence Levitan, M.D. Title: Treasurer (principal financial and accounting officer) and Director