Form 10-Q
period 2010-09-30
Enterologics, Inc.
filed 2010-11-10
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to

Commission file number 333-164956

ENTEROLOGICS, INC.
(Exact name of registrant as specified in its charter)

20 East Sunrise Highway
Suite 202
Valley Stream, New York 11581
(Address of principal executive offices) (Zip Code)

(516) 303-8181
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every interactive data file requested to be submitted and posted pursuant to rule 405 of regulation S-P(232.405 of  this chapter) during the proceeding the 12 months (or for such shorter period that the registrant was required to submit and post such filings). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of November 4, 2010.

Item 1.  Financial Statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
CURRENT ASSETS	(Unaudited)

Cash	$747	$43,694
Prepaid expenses	1,300	-

TOTAL CURRENT ASSETS	2,047	43,694

Website Costs, net	1,000	-

TOTAL ASSETS	$3,047	$43,694

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$5,295	$48
Accrued Interest- related party	30	135
Notes payable - related party	5,000	-

TOTAL CURRENT LIABILITIES	10,325	183

LONG TERM LIABILITIES
Notes payable - related party	-	3,500

TOTAL LIABILITIES	10,325	3,683

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY /(DEFICIANCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 26,020,000 and 26,000,000 shares issued and outstanding, respectively	$2,602	$2,600
Additional paid in capital	54,588	45,530
Subscription receivable	-	(20)
Accumulated deficit - during developmental stage	(64,468)	(8,099)
Total Stockholders’ Equity / (Deficiency)	(7,278)	40,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$3,047	$43,694

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period	For the Period
	For the Three	For the Nine	September 2, 2009	September 2, 2009
	Months Ended	Months Ended	(Inception) to	(Inception) to
	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2010

OPERATING EXPENSES
Professional fees	$4,858	$26,690	$3,500	$34,238
Compensation expense	3,000	9,000	-	9,000
General and administrative	3,551	20,638	-	21,054
Total Operating Expenses	11,409	56,328	3,500	64,292

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,409)	(56,328)	(3,500)	(64,292)

OTHER INCOME / (EXPENSES)
Interest income	-	5	-	5
Interest expense	(30)	(46)	-	(181)
	(11,439)	(56,369)	(3,500)	(64,468)
Provision for Income Taxes	-	-	-	-

NET LOSS	$(11,439)	$(56,369)	$(3,500)	$(64,468)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	26,020,000	26,009,373	10,300,000

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period	For the Period
	For the Nine	September 2, 2009	September 2, 2009
	Months Ended	(Inception) to	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,369)	$(3,500)	$(64,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	9,000	-	9,000
Stock issued for services	60	-	60
Changes in operating assets and liabilities:		-
Increase in prepaid expenses	(1,300)	-	(1,300)
Increase in Accounts payable	5,247	3,500	5,295
Increase (Decrease) in Accrued expenses- related party	(105)	-	30
Net Cash Used In Operating Activities	(43,467)	-	(51,383)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	(1,000)	-	(1,000)
Net Cash Used In Investing Activities	(1,000)	-	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	20	-	48,130
Proceeds from notes payable - related party	5,000	-	8,500
Repayment of notes payable - related party	(3,500)	-	(3,500)
Net Cash Provided By Financing Activities	1,520	-	53,130

NET INCREASE IN CASH	(42,947)	-	747

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,694	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$747	$-	$747

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$151	$-	$151

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development Stage	Total Stockholders' Equity / (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Receivable
BALANCE, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to	-	-	-	-	-	-	(8,099)	(8,099)
December 31, 2009
BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	$(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	9,000	-	-	9,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the nine months ended September 30, 2010	-	-	-	-	-	-	(56,369)	(56,369)

BALANCE, SEPTEMBER 30, 2010	-	$-	26,020,000	$2,602	$54,588	$-	$(64,468)	$(7,278)

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2010 and December 31, 2009 the Company did not have any balances that exceeded FDIC insurance limits.

(E) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other . Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. During the nine months ended September 30, 2010 and year ended December 31, 2009, the Company incurred $1,000 and $0, respectively, in website development costs.  As of September 30, 2010, the website has not been placed into service and no amortization expense has been recorded.

(F) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation . Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2010 and September 30, 2009, there was no common share equivalent outstanding.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, and notes payable related approximate fair value due to the relatively short period to maturity for these instruments.

(I)  Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2     NOTES PAYABLE - RELATED PARTIES

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 6%, and matures on August 23, 2010.   As of December 31, 2009 the Company recorded accrued interest of $135.  In February 2010 loan and accrued interest of $151 were repaid. (See note 4).

On August 17, 2010 a related party loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and originally matures on November 15, 2010, which was extended until February 1, 2011.   As of September 30, 2010 the Company recorded accrued interest of $30 (See note 4).

NOTE 3     STOCKHOLDERS' EQUITY / (DEFICIENCY)

(A) Common Stock Issued to Founders for Cash

In September 2009 the Company sold a total of 10,300,000 shares of common stock to four founders for $1,030 ($.0001 per share).

(B) Common Stock Issued for Cash

In 2009, the Company sold a total of 15,700,000 shares of common stock to 55 individuals for cash of $47,080 and a subscription receivable of $20 ($.003 per share).  Cash  of $20 was collected during the nine months ended September 30, 2010.

(C) Imputed Compensation

During the three and nine months ended September 30, 2010 an individual contributed services to the Company at a fair value of $3,000 and $9,000, respectively.

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

On August 17, 2010 a related party loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and matures on November 15, 2010.   As of September 30, 2010 the Company recorded accrued interest of $30

During the three and nine months ended September 30, 2010 an individual contributed services to the Company at a fair value of $3,000 and $9,000, respectively.

NOTE 5     LETTER OF INTENT

On September 1, 2010 The Company, informed New York Health Care, Inc., a New York (NYHC) corporation that it was terminating the binding letter of intent entered into between the parties on June 15, 2010 regarding the potential acquisition by Enterologics of all the intellectual property rights and property relating to biotherapeutic agents for the treatment of various gastrointestinal disorders from BioBalance LLC, a Delaware limited liability company.

As a result of the lawsuit pending against NYHC, we feel that it will not be possible for NYHC to meet the closing conditions contemplated by said letter of intent. Furthermore, the assets of BioBalance are impaired due to the inherent delays arising as a result of the lawsuit. Accordingly, we notified NYHC that we are withdrawing the letter of intent.

NOTE 6     GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $64,468 from inception, used cash in operations from inception of $51,383 and has a working capital deficiency of $8,278. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7     SUBSEQUENT EVENT

On October 22, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on January 15, 2011.

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

On or about July 15, 2010 we were informed that a lawsuit was commenced against the Seller seeking to block the sale of its Biobalance assets to us pursuant to the terms of the LOI. Although we are not a party in this litigation, we did not know if Seller will be able to close on the sale of the Biobalance assets as contemplated in the LOI.  On September 1, 2010, the Company informed the Seller that it was terminating the LOI.  The Company believes that it will not be possible for the Seller to meet the closing conditions contemplated by the LOI. Furthermore, the assets of BioBalance are impaired due to the inherent delays arising as a result of the lawsuit.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2010

Revenues

The Company did not generate any revenues for the three (3) months and nine (9) months ended September 30, 2010. The Company was formed on September 2, 2009 and it does not have a comparative three (3) months and nine (9) months ended September 30, 2009. The Company did not generate any revenues for the period from September 2, 2009 (inception) to September 30, 2010.

Total Operating Expenses

During the three (3) months ended September 30, 2010, total operating expenses was $11,409, which includes $4,858 for professional fees, $3,000 for compensation expense and general and administrative expenses of $3,551.

During the nine (9) months ended September 30, 2010, total operating expenses was $56,328, which includes $26,690 for professional fees, $9,000 for compensation expense and general and administrative expenses of $20,638. The Company was formed on September 2, 2009 and does not have a comparative three (3) months and nine (9) months ended September 30, 2009.

During the period from September 2, 2009 (inception) to September 30, 2010 total operating expenses was $64,292.

Net loss

During the three (3) months ended September 30, 2010, the net loss was $11,439. Net loss for the nine month period ended September 30, 2010 was $56,369.  The Company was formed on September 2, 2009 and does not have a comparative three (3) months and nine (9) months ended September 30, 2009. Net loss for the period from September 2, 2009 (inception) to September 30, 2010 was $64,468.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010, reflects cash of $747. Cash from inception to date has been sufficient to provide the capital necessary to operate.

On August 17, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, bears interest at the rate of 5%, and had a maturity of  November 15, 2010 which has been amended to February 1, 2011.

During the three and nine months ended September 30, 2010 an individual contributed services to the Company at a fair value of $3,000 and $9,000, respectively

We do not have any other available credit, bank financing or other external sources of liquidity and will need to obtain substantial additional capital in order to develop the Company’s business operations, effectuate its business plan and become profitable in the next twelve months.  In order to obtain such capital, we will need to obtain additional financing from external sources such as debt or equity financings or other potential sources. There can be no assurance that we will be successful in obtaining such additional funding.  If we are not successful in raising sufficient capital, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Subsequent Events

On October 22, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, bears interest at the rate of 5%, and matures on January 15, 2011.

Going Concern Consideration

The Company is in the development stage with no operations, a net loss of $64,468 from inception and used cash in operations from inception of $51,383. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan as described above. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Estimates and Recently Issued Accounting Standards

The preparation of financial statements in accordance with GAAP requires our management to select and apply accounting policies that best provide the framework to report the results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of September 30, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2010. The policies disclosed included contingencies, accounting for long-lived assets, stock-based compensation and income taxes.

See “Note 1—Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the condensed financial statements included in Item 1 of this report for additional information regarding recently adopted and new accounting pronouncements.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ENTEROLOGICS, INC.
Dated: November 4, 2010
By: /s/ Robert Hoerr, M.D. Name: Robert Hoerr, M.D. Title: President (principal executive officer) and Director

Dated: November 4, 2010	By: /s/ Lawrence Levitan, M.D. Name: Lawrence Levitan, M.D. Title: Treasurer (principal financial and accounting officer) and Director