Form 10-K
period 2010-12-31
Enterologics, Inc.
filed 2011-03-23
CIK 1483731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 333-171758

ENTEROLOGICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0504940
(State of incorporation)	(I.R.S. Employer Identification No.)

Enterologics, Inc.
1264 University Avenue West, Suite 404
St. Paul, Minnesota 55104
(Address of principal executive offices)

Telephone: (516) 303-8181 begin of the skype highlighting
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                Accelerated filer ☐
Non-accelerated filer   ☐                                                                                                Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $354,425 based upon $0.05 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of March 21, 2011 was 29,020,000 shares.

Documents Incorporated By Reference:  None

PART I

Item 1.       Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Enterologics, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

Overview

We are an early stage, pre-revenue company involved in the development of live biotherapeutic products for gastrointestinal disorders that we believe are poorly addressed by current therapies. Key examples include pouchitis, irritable bowel syndrome, Crohn’s disease, ulcerative colitis and Clostridium difficile infections. We intend to license or acquire technology to build a product pipeline based on producing probiotic bacteria in novel, shelf-stable, high potency formulations that are delivered orally.  Unlike probiotic bacteria that are sold over-the-counter as dietary supplements or in food products such as yogurt, we intend to develop products to meet the exacting standards necessary to gain FDA approval as prescription drugs.  We have a right of first refusal to enter into a license agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) described below for a unique preservation/stabilization bacterial vitrification process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. The process is proprietary and includes the use of stabilizing materials, including sugars, that prevent the formation of damaging ice crystals during a vacuum drying process.  We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period, because we presently believe that commercializing a shelf-stable product will offer a competitive advantage in the market. We have identified a series of candidate probiotics that we will be transforming into proprietary, live biotherapeutic products following a rigorous development template that includes comprehensive characterization, full genomic sequencing and dosage form optimization.  As we do not yet have any product in development, we have not generated any revenues.  During the next 12 months, we will begin execution of our operating plan, which based on our development template and further detailed in this prospectus, is intended to result in the filing of our first IND within a year.

UST License

On January 12, 2011, we entered into a letter of intent with UST pursuant to which we were granted a right of first refusal until May 15, 2012 to enter into a definitive license agreement for the exclusive, world-wide license to UST’s intellectual property for the preservation/stabilization of E. coli probiotic bacteria. The license is intended to specifically cover E. coli bacteria when used as a probiotic and to exclude use as a system for delivering vaccine materials to the gastrointestinal tract.

We hope that prior to May 15, 2011, we will enter into a one-year development agreement for UST  to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying our specifications. However, if we do not enter into such an agreement by May 15, 2011, the letter of intent does not provide for any consequences if we continue to make monthly payments required by the letter of intent. It is contemplated that during such one-year development project we will make monthly payments of at least CA$8,333 (which amount may be increased depending on the scope of the work). From January 15, 2011 to May 15, 2012 UST will not negotiate with, or entertain or consider offers from, any third party with respect to the same terms of the letter of intent. Our right to enter into a definitive license agreement with UST will terminate if we fail to make such monthly payments.

The letter of intent provides that we will negotiate in good faith with UST to enter into a license agreement by May 15, 2012 for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria.  Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property.

Upon execution of the license agreement, we will be required to issue 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, we will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the biologics license application (“BLA”) and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. We will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicensees. Our right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that we receive other than cash consideration from a sublicense, we will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued.

All amounts required to be paid to UST by us will be made in Canadian dollars, at UST’s request.  We will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment.

We cannot assure you that the UST’s technology will perform as expected.  If such technology fails to perform to our expectations, we may not enter into a license agreement with UST or if such technology performs, there can be no guarantee that we will have the resources to enter into a license agreement with UST and we may lose all of the payments made to UST.

Probiotics and Live Biotherapeutics

Probiotics are live microorganisms (in most cases, bacteria) that are similar to beneficial microorganisms found in the human gut. They are also called "friendly bacteria" or "good bacteria." One widely used definition, developed by the World Health Organization and the Food and Agriculture Organization of the United Nations, is that probiotics are "live microorganisms, which, when administered in adequate amounts, confer a health benefit on the host." (For example, see http://www.who.int/foodsafety/publications/fs_management/en/probiotics.pdf). Microorganisms are tiny living organisms—such as bacteria, viruses, and yeasts—that can be seen only under a microscope.

Probiotics are available in foods and dietary supplements (for example, capsules, tablets, and powders) and in some other forms as well. Examples of foods containing probiotics are yogurt, fermented and unfermented milk, miso, tempeh, and some juices and soy beverages. In probiotic foods and supplements, the bacteria may have been present originally or added during preparation. Some probiotic foods date back to ancient times, such as fermented foods and cultured milk products.

Most probiotics are bacteria similar to those naturally found in people's guts, especially in those of breastfed infants (who have natural protection against many diseases). Most often, the bacteria come from two groups, Lactobacillus or Bifidobacterium.  Within each group, there are different species (for example, Lactobacillus acidophilus and Bifidobacterium bifidus), and within each species, different strains (or varieties). Other bacterial groups in which probiotic strains have been identified include Bacillus, E. coli, Enterococcus, and Streptococcus.  A few common probiotics, such as Saccharomyces boulardii, are yeasts, which are different from bacteria.

Probiotics generally have a very short life-span. Water, acid and oxygen are harmful to probiotics and most die or cease to function after a short period of time after extraction from the source. A reduction of these naturally-occurring organisms due to poor eating habits, stress, or the use of antibiotic drugs or other factors may disrupt the natural equilibrium of the body and could lead to a variety of abdominal ailments and an overall decrease in the function of the immune system.

Scientific understanding of probiotics and their potential for preventing and treating health conditions is at an early stage, but growing. In November 2005, a conference that was co-sponsored by the National Center for Complementary and Alternative Medicine (NCCAM) and convened by the American Society for Microbiology reported encouraging evidence for health and disease prevention or treatment benefits from the study of specific probiotic formulations. See http://nccam.nih.gov/health/probiotics. Researchers are exploring whether probiotics could halt unfriendly agents in the first place and/or suppress their growth and activity in conditions such as irritable bowel syndrome; ulcerative colitis; Crohn's disease; infection with Helicobacter pylori (H. pylori), a bacterium that causes most ulcers and many types of chronic stomach inflammation; tooth decay and periodontal disease; vaginal infections; stomach and respiratory infections that children acquire in daycare and skin infections or conditions such as eczema.  Most scientific publications emphasize that while the evidence is growing to support the use of probiotics, more rigorous studies to validate their use in specific conditions is needed.

Interest in probiotics also stems from the fact there are cells of the immune system located within the gastrointestinal (GI) tract.  One theory is that probiotic bacteria may have beneficial effects on immune defenses, either by altering the microorganisms in an individual’s GI tract or having a direct effect on cells of the immune system.

Until now, probiotics have been sold in the United States as dietary supplements or as components of conventional food products, such as yogurt.  The hurdles to developing probiotics as prescription drugs are many, among them the requirement to meet the stringent requirements of the FDA. However, this pathway does exist and at least one IND has been approved for a specific probiotic bacterial strain.  In their scientific publications, FDA staff have termed such products “live biotherapeutics,” as compared to other biologic products, many of which may have been produced by living organisms or cells, but are not in and of themselves capable of replicating and multiplying in the body.

Strategy

Enterologics believes that broader medical use of probiotics will follow convincing clinical tests of the type used to obtain regulatory approval for drugs and biologics to treat specific conditions.  We intend to identify, in-license and develop unique probiotic strains for specific medical conditions, obtain regulatory approval and market these probiotics products as FDA-approved prescription drugs for specific label indications. We do not yet have any product in development but with adequate funding we believe that we will be able to successfully execute our business plan.  A key element of our strategy has been the identification of a dosage form that transforms live probiotic bacteria into a dry, shelf-stable, state of “suspended animation.”  Heretofore, probiotic bacteria have been subjected to freeze-drying or lyophilization, processes that have been ineffective in maintaining viability during storage at room temperature.  Some probiotic products require refrigeration to preserve adequate viability.  This may be one reason for the variable clinical efficacy results that have been reported for many probiotic strains.  Subject to UST’s technology meeting our specifications and our funding resources, we intend to license UST’s bacterial vitrification process, which we believe is far superior to other drying techniques and which we believe will enable us to meet the high potency standards necessary for prescription drug approval.

We intend to pursue our business plan of developing prescription biologics and drugs for treating various gastrointestinal disorders within the next 12 months, subject to the availability of funding.   We currently intend to finance the development of our business, including our prescription drug development efforts, from outside sources including through the sale of equity, debt or convertible securities, third party financing and strategic partnering.

Our Development Plans for Operations in the First Twelve Months

We intend to build our technology and product portfolio through licensing and/or acquisition.  Our strategy for acquiring products is based on identifying and pre-qualifying probiotic bacterial strains that meet certain standards.  Specifically, a candidate product should ideally (a) have an established scientific publication record that demonstrates its unique characteristics, (b) have a history of safe use in humans, and (c) evidence of producing a clinical response in individuals with one or more gastrointestinal disorders.  Probiotics have not been subject to the same scientifically rigorous evaluation as other biotherapeutics or biologic drugs.  As a result, candidate products may not have each of these criteria as well-established as others.

We believe that our unique value proposition is our established template for this rigorous development.  We believe that by adhering to this template, we can efficiently and at reasonable cost develop a scientific and clinical portfolio for a candidate probiotic drug that will meet FDA standards for clinical development under an approved IND.

The following illustrates our commercial development model for the development of a hypothetical probiotic strain:

•           Demonstrate strain stability, metabolic characteristics, antibiotic sensitivity, etc.  These are classic microbiological characteristics associated with a stable bacterial strain.

•           Confirm that the strain has been appropriately registered in national or international repositories, such as the American Type Culture Collection.  The strain to be developed must be traceable to a specific repository or be deposited at the time of acquisition.

•           Demonstrate genetic uniqueness.  This involves rapid genomic sequencing using a high throughput commercial laboratory facility that meets accepted FDA Good Laboratory Practices.  The benefits of genome sequencing are that the candidate strain can be compared against genomic databanks of other related bacteria, both for its unique sequences as well as presence of any undesirable genetic markers.  It also will produce unique sequences that can be used for strain identification in manufacturing and in clinical practice.  Due to major recent advances in sequencing technology, the cost of this step has been reduced significantly.

•           Develop a high-potency, shelf-stable formulation.  This may be based on the UST’s  bacterial vitrification process described above, or on other approaches that meet our specifications for long shelf life (ideally one year or longer), during which the potency of the product remains at levels for which clinical efficacy results have been achieved.

•           Develop a cGMPs production plan.  The probiotic candidate strain will be evaluated for manufacturing scale up and stability, in conjunction with a certified cGMP contract manufacturer.  By undertaking this step early in the development process, we believe the steps that follow will meet FDA guidelines for submission in the first regulatory filing.

•           Develop a regulatory submission plan.  Summarizing everything known about a strain and conducting a rigorous “gap analysis” is a critical step in order to ensure that the development program will not experience late and costly surprises.  As part of this process, we will endeavor to meet as early as possible with FDA staff in a “pre-IND meeting” to confirm that our assumptions regarding the necessary steps leading to regulatory approval are correct.  A key part of this planning process will be to identify the specific indication and label claims for which we will conduct clinical testing and seek approval.  This also allows us to assess the market opportunity for the product, for this initial indication and other possible follow-on indications.

•           Confirm safety in animal testing and if appropriate, preclinical efficacy in an appropriate animal model for the condition or conditions to be treated.  Probiotics must be non-pathogenic and predictably safe when used in animal testing.  Because there are not good animal models for all gastrointestinal diseases, efficacy testing in animal models may not be appropriate in each case.  Where a model does exist, however, the value of establishing successful performance is a solid proof of principle.

•           Select expert partners for the development program, in the form of consultants and contract research organizations.  The efficiency of development will be enhanced by choosing an external team with deep experience and a demonstrated track record of successful approved products.  We believe that our management’s past experience gives it a strong pool of potential advisors to draw from for building this team.

•           Prepare and file an IND for first use as a regulated product in humans.  Probiotics, unlike other new drugs, will likely have been used in humans without any regulatory oversight.  In many cases, a probiotic strain will have been identified and isolated from an individual as part of the normal gastrointestinal microbial population (the “microflora”).  The IND contains the first clinical protocol for testing and typically will have identified the first institution where testing will be undertaken.  Once an IND is active, we will have established that its assumptions regarding the development program are acceptable to FDA, thus paving the way for first testing in clinical trials.

•           Establish relationships with key thought leaders in the GI clinical area with expertise in the condition for which we develop its probiotic product.  Typically, these thought leaders will serve as principal investigators for our early clinical trials and longer-term provide a means of publishing clinical results in the scientific literature.  Our management has relationships with leaders in the GI academic community that we believe will facilitate identifying thought leaders and possible university medical centers where trials can be conducted.

The logical next steps in the template include expanded clinical testing.  Because we believe that the first year of development is critical for our success, we have provided the detailed outline as a means of assessing the capital requirements needed to launch a comprehensive clinical development program. If there has been prior testing in animal models and clinical use in humans, the primary task will be to solidify the scientific database with the elements outlined above.  We currently believe the timeline for completing this task to be one year or less, provided that the prior use is present.

We currently believe the cost of establishing an active IND to be approximately $750,000 to $1,000,000 depending on the established scientific database for a particular product.  The most expensive tasks include the genomic sequencing, demonstrating that a manufacturing process can be established that meets cGMP standards, and animal testing, depending on the extent required.  Based on these estimates, we believe that we will need to raise approximately $1,300,000 as the minimum amount to fund a credible first year of development operations. If we are successful in selling all shares under the offering pursuant to the Registration Statement filed with the Securities and Exchange Commission on January 19, 2011 and made effective on February 1, 2011, we will have sufficient funds for the next 12 months of operations.

We intend to build a pipeline of probiotic biologic candidates.  To minimize the initial capital requirements and speed the path to successful clinical testing, we intend to select a strain for the first product with a strong history of established use.  Our preferred deal structure for this first product will be to use equity instead of cash for the upfront licensing or acquisition costs, coupled with cash or equity milestone payments as the product advances in clinical development, at which point we believe that testing, if successful will increase our ability to raise  additional financing.

Our current goal is to be in clinical trials by the end of the first year of funded operations.  Follow-on probiotic candidate strains may be less developed and may take up to two years to complete these steps, provided that there is compelling data to support a unique position for clinical use, compared to probiotic products currently being marketed as traditional dietary supplements.  If we are unsuccessful in securing our first product on the terms outlined, we may need to obtain additional first year financing.  However, provided that the evidence for the candidate product is strong and more of the template tasks are completed, we believe that the demonstrated value of the product will be higher.

To assist us in selecting candidate products among the pool of potential products we have identified, we intend to hire a team of expert advisors in microbiology and gastroenterology to assess the relative scientific strength of the knowledge base for each candidate product.  We currently anticipate that this team of advisors will be engaged by us within the first month of financed operations.  Initial contact with prospective licensors will be made as soon as this key step is completed, followed by pre-acquisition due diligence.  We have also identified service vendors needed to complete our template steps and plan on engaging such vendors once sufficient financing is obtained.  Based upon discussions with these potential vendors, we anticipate that they will be able to begin work on our lead candidate as soon as we have clearance to initiate development.

Regulatory Considerations

We currently have no products in development.  Our intended products, probiotic bacteria, fall into the class of biologics.  Our current regulatory strategy involves pursuing FDA approvals of biologic products we may develop as prescription medications.  Industry studies indicate that it takes approximately 8 to 10 years for the average prescription drug or biologic to progress from the IND filing to market introduction.  Biologics are derived from living organisms and include a wide range of products such as vaccines, blood and blood components, allergenics, somatic cells, gene therapy, tissues, and recombinant therapeutic proteins. Biologics can be composed of sugars, proteins, or nucleic acids or complex combinations of these substances, or may be living entities such as cells and tissues. Biologics are isolated from a variety of natural sources — human, animal, or microorganism — and may be produced by biotechnology methods and other cutting-edge technologies. Gene-based and cellular biologics, for example, often are at the forefront of biomedical research, and may be used to treat a variety of medical conditions for which no other treatments are available.

Biologics are approved for marketing under the provisions of the Public Health Service Act.  The Act requires a firm which manufactures a biologic for sale in the United States to hold a license for the product. A Biologic License  Application, also called a Therapeutic Biologic Application,  is a submission that contains specific biologic product information on the manufacturing processes, quality assessments, pharmacology, clinical pharmacology and the medical affects of the biologic product. If the information provided meets FDA requirements, the application is approved and a license is issued allowing the firm to market the product in the US.  A BLA is issued for approved biologics and a New Drug Application (“NDA”) is issued for drugs. Each BLA includes information that is specific for the process and facility where the biologic product is manufactured, tested, and stored.

A prescription drug or biologic can be assigned orphan drug status by the FDA and European regulatory authorities if the indication addresses a target population of less than 200,000 sufferers in the U.S. or less than 5 sufferers per 10,000 persons in Europe. There is a separate Office of Orphan Drug Product Development at the FDA designed to help facilitate rapid approval of orphan drug applications. Once approved, orphan drugs are given 7 year exclusivity in the U.S. and ten years of exclusivity in Europe. Additional benefits of receiving orphan drug status in the U.S. include study design assistance, a 50% reduction in the filing cost of the NDA/BLA (new drug application/biological licensing application) and may also include partial funding of clinical costs by the FDA. The NDA/BLA requests permission from FDA to market a drug in the U.S. In Europe, a drug product is filed with the European Medicines Agency (“EMEA”) for marketing throughout the European Commission area. The EMEA has a Committee for Orphan Medicinal Products whereby drugs are designated "orphan drug" status for the European Union.

Clinical Trials and Marketing Approval

Before an experimental drug or biologic can be sold over the counter or with a prescription, it must undergo rigorous testing. Clinical trials are studies done with human subjects to answer specific questions about the new biologic product. The questions that are usually asked in a clinical trial involve the safety and effectiveness of the product in humans. The results of these clinical studies define the ways to use the potentially new product in humans. Carefully conducted and well controlled sound clinical trials are the fastest and safest way to test if a biotech drug or treatment is safe and effective in humans. The entire development of a new product can take up to nine years, over which time the FDA carefully reviews each study before, during and after the study is started. There are many factors that can influence the overall time for the biological approval process.

Clinical trials proceed in several well-defined phases, beginning with a demonstration that the proposed product is safe in animal or cell-culture based studies before it is tested for the first time in humans, and ending with the product being approved for marketing by the FDA or corresponding regulatory agency in Europe and elsewhere.  The stages of development generally proceed as follows:

•
Non-clinical studies.  An experimental drug or biologic that is examined in a test tube experiments or in animal experiments is referred to as non-clinical research. The non-clinical research that occurs before an experimental drug or biologic is tested in humans is called pre-clinical research. If early pre-clinical research in animal studies shows that the product appears to be safe, the company will then provide this information to the FDA along with a request to begin testing of the experimental drug in humans. This request is referred to as an IND or an Investigational New Drug application. It is estimated that only about 0.1% (or one in one thousand) compounds developed in laboratories pass the pre-clinical studies and advance to FDA-regulated clinical trials. All studies monitor the safety of the product in humans.

•
Phase 1 trials.  Researchers test their experimental product in a small group of people (20-100) to determine the metabolic and pharmacologic actions of the product, the side effects that may be associated with increasing doses, and any early evidence of effectiveness. These early studies typically could last up to 2-3 years before moving on to the next phase of study (Phase 2).

•
Phase 2 trials.  A larger population of subjects (up to 300) is included in this phase of study. It is here that the experimental product can be tested in comparison to another product or a placebo, to see if the experimental product offers any benefit of effectiveness. The comparison of the product with another group is called a “controlled study”, and a comparison of the 2 or more groups is made for safety, effectiveness. These Phase 2 studies also help to define the dose and frequency of dosing for this disease. It is in the Phase 2 study that some indication of the potential benefits and risks associated with the use of the experimental product can be first seen. This phase typically could last up to 2 years, before moving on to the next phase of study (Phase 3).

•
Phase 3 trials.  Pursuing a Phase 3 study requires time and enormous costs to conduct a pivotal trial. Results from Phase 3 studies provide the necessary data for the FDA to make its final decision on approving the experimental product and awarding a BLA. These studies also provide the needed information for the drug dosing and administration. These studies are usually large studies (several hundred to thousands) using control groups that are designed to confirm the experimental product’s effectiveness and safety when used in the target clinical population. In general, these studies may last several years.

•
Filing of NDA or BLA for marketing approval.  After the successful completion of clinical phases of the experimental product’s development, Phases 1-3, a company will assemble and submit to the FDA the results of these studies to obtain marketing authorization to the public, in the form of a BLA for a biologic product and a NDA for a drug product. The license process under FDA review generally takes  from 12-18 months.  We anticipate that most of the products we currently plan to develop, if approved will receive BLA authorization.

•	Phase 4 trials. The FDA may request post-marketing clinical and/or non-clinical studies to define additional information (for example, risks, benefits, and optimal use) for a new product.

In addition to a proposed product moving through the development stages outlined above, a particular product may qualify for special designation by the FDA or corresponding regulatory agency, depending on the clinical need for the product or the size of the population with the particular disease that the product is intended to treat.

•	Fast track approval status. If granted by the FDA, fast track approval status allows for expedited review and approval. This could reduce the FDA product approval time to 6 months.

•
Orphan product status is granted to drugs or biologics addressing patient populations of less then 200,000. The FDA, through the Orphan Drug Act of 1983, grants seven-year market exclusivity and tax breaks to companies with orphan drugs. Additional benefits of receiving orphan drug status in the U.S. include FDA assistance with clinical study design, a 50% reduction in the costs of filing for the marketing authorization (NDA or BLA) and potentially partial FDA funding of clinical costs.

Manufacturing

We do not have manufacturing facilities. Any products that we develop will be required to be manufactured in a facility maintained and operated under FDA laboratory and cGMP requirements as a prescription drug or biologic product. The  manufacturer  of  any future  product, whether  done by  third-party contractors or internally,  will be  subject to rigorous  regulations,  including  the need to comply with the FDA's cGMP standards.  As part of obtaining FDA approval for a product, manufacturing facilities must be inspected, approved by and registered with the FDA. For a biologic, this includes licensing of the facility under a BLA.  In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing  facilities are subject to periodic inspection  by the  FDA  and/or  foreign regulatory authorities which have the authority to suspend or withdraw approvals.

We have established the basic terms of a technology transfer and clinical trial product manufacturing contract with an experienced cGMP contract manufacturing company to be entered into upon our raising sufficient funds in order to satisfy our payment requirements under such agreement.  The incorporation of the UST technology into the manufacturing process, if our development project with UST proves successful, should decrease the number of production batches needed for clinical trial manufacturing, therefore lowering costs. These changes will need to be factored into the terms of the manufacturing contract.  If we are successful in raising financing sufficient to allow us to enter into such agreement, and the manufacturer executes and delivers to us the agreement containing those terms, we will be in a position to implement manufacturing.

Intellectual Property

We have a right of first refusal to enter into a license agreement with UST for an exclusive, worldwide license to UST’s preservation/stabilization technology which includes certain patents, patent applications, know-how and associated trade secrets.  The license is intended to cover the use of E. coli probiotic bacteria but excludes the use to preserve E. coli bacteria as a system for delivering vaccine materials to the gastrointestinal tract. We do not have any other intellectual property rights at the present time.

Competition

We currently have no products or drugs in commercial production. Accordingly, we do not compete with any product or in any market or industry.  While there is no assurance that we will develop any products capable of commercialization, we believe that competition, should we develop products which obtain regulatory clearances required for commercialization, will be intense competition from large pharmaceuticals companies with resources far greater than ours and which have been in business longer than us and have established brand recognition and consumer loyalty. We will compete based on factors including, effectiveness of our products for the approved indications, delivery, price, insurance availability, price, quality, service and distribution.

Most probiotic products being marketed as dietary supplements today are sold in traditional capsule format, where the capsules are made of gelatin, gel caps made of vegetable origin ingredients, or an enteric coated version of one of these (meaning a polymer coating that is designed to withstand the low pH of the gastric juice acid and permit release of the product as it enters the small intestine, where the pH is higher and less damaging to bacteria.  Most of these products use a traditional freeze-drying approach to stabilize the probiotic. Testing by third party organizations, such as Consumer Reports, has indicated that many products have significantly lower viable organisms than the label specifies, though most companies indicate the number of bacteria present at the time the product was manufactured instead of the number to be expected at the end of shelf-life.  Several chewable tablet formulations have been marketed, but the comparative shelf-life viability of probiotics in these forms is unknown.  In contrast, UST’s preservation/stabilization technology has been shown to preserve probiotics and other microbial agents for a year or longer, with significantly higher viability upon reconstitution of the dry product compared to traditional freeze-dried (also called lyophilized) comparison probiotic formulations.  For this reason, we believe that if we enter into a license agreement to acquire such technology and are successful in our commercialization efforts, we will have a competitive position in the market place.

Governmental Regulations

The manufacturing and marketing of drug and drug delivery and research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Compliance with these regulations will involve a considerable amount of time, expense and uncertainty.

In the United States, drugs are subject to rigorous federal regulation and, to a lesser extent, state regulation. The United States Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of drugs. Drug development and approval within this regulatory framework is difficult to predict and will take a number of years and involve material expenditures that are difficult to accurately projected but which will exceed our current resources and will require additional funding.

We will be subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, charging and collecting state sales or use tax and product safety/restrictions.  We will be subject to certain federal, state and local laws and regulations relating to the protection of the environment and human health and safety.

Employees

We currently have no employees. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers on a voluntary basis.

Item 1A.    Risk Factors

RISK FACTORS

Risk Factors Relating to Our Company

We are a development stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on September 2, 2009, have generated no revenues from operations to date, and have no meaningful assets. Our lack of operating history makes it difficult to evaluate our business. We face all of the risks inherent in a new business and those risks specifically inherent in the business of developing, testing, obtaining regulatory approvals for, manufacturing, commercializing and selling new prescription drug products, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Accordingly, we expect to incur substantial operating losses. We cannot assure you that we will be able to generate revenues or profits from operation of our business or that we will be able to generate or sustain profitability in the future.

We expect losses in the future because we have no revenue to offset losses.

As reflected in our financial statements filed in this Annual Report, we are in the development stage. As of December 31, 2010, we have incurred a net loss of $80,710 from inception and used cash in operations of $58,072.  As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our business model is unproven and our success is dependent on our ability to develop and then expand our customer base.

Our business model is to generate revenues from the sale of probiotic, biotherapeutic drug products. We cannot guarantee that we will ever be successful in doing this. Our business model is new, and our ability to generate revenue is unproven. Therefore, it is not possible for us to predict the future level of demand for the products we intend to develop, or if we will be able to effectuate our business plan. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our independent auditor has issued a going concern opinion after reviewing our financial statements; our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to acquire, develop, test, obtain the requisite regulatory approvals, manufacture and market our proposed products and establish the necessary relationships to implement our business plan. Even though we received $125,000 in March 2011 from the issuance of shares of common stock, a loan of $20,000 in January 2011 and an additional $10,000 in February 2011 and have the ability to borrow up to an additional $20,000 from such lender, we  still currently do not have sufficient cash for our operations.  We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, Our failure to raise additional funds in the future will adversely effect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm commitments, agreements or arrangements with respect to any such financing, other than a registered offering of shares and a $50,000 loan commitment (of which we have already borrowed $30,000), and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. After reviewing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may never be able to effectuate the license agreement with UST and therefore we may lose all payments made to UST.

Under the terms of a development agreement with UST, which we hope to enter into with UST by May 15, 2011, we will be required to pay UST at least CA$8,333.33 per month (which amount may be increased depending on the scope of the work required). It is possible that we will commence paying UST these monthly payments and then not have sufficient funds to continue making such payments, or that we may not have sufficient funds if the amount of these monthly payments increase. In such instance, all payments made to UST will be forfeited and we will have no asset or revenue stream. Accordingly, an investor may not see any return from his investment in our company.

Our right of first refusal to license the UST’s preservation technology, if exercised, is limited to E. coli probiotic bacteria.

Our right of first refusal to license the UST’s technology, if exercised, is limited to the use with E. coli probiotic bacteria. In order to utilize the UST license we will need to source and/or acquire development rights for an E. coli probiotic strain.  We may be unable to gain access to an appropriate E. coli probiotic strain.  We would then be unable to utilize the UST’s technology, unless we were successful in renegotiating a field of use with UST for a different probiotic bacterial species.  There is no assurance that we could negotiate an alternate use for equivalent or favorable terms which would have an adverse effect our ability to complete product development plans and on our company.

Even if we are able to make payments to UST as contractually required, we may not obtain FDA approval for the formulation licensed from UST.

In order to make use of the UST’s technology, we will need to obtain access to an E. coli probiotic and move it forward in preclinical and clinical development; otherwise we will not have an E. coli product using the UST formulation for which we can seek FDA approval.  While there are several E. coli probiotics that have been marketed or otherwise identified in various markets, and we intend to acquire rights for one or more of these or exploit an E. coli that is in the public domain, we may be unsuccessful in doing so which would hamper our development plans and after having made significant capital expenditures, could have a material adverse effect on us.

If we undertake the development project with UST, the final product formulation may not satisfy the stability and shelf-life requirements that we require.

We are currently basing our development plans on the ability of UST’s technology to meet our specifications for a thermostable, commercially viable formulation of an E. coli probiotic, thereby enabling us to move forward with clinical testing.  UST’s technology has been previously shown to have the capability to do this.  However, UST may be unable to make such a thermostable formulation with the E. coli strain that we ultimately select for development.  This could delay our development program and clinical testing, and force us to seek another formulation and stabilization technology.  We may be unable to find an alternate stabilization technology to substitute for UST’s technology and we would lose our funds invested in the development of UST’s technology which would have a material adverse effect on us.

 We are completely dependent on the services of our executive officers, especially Dr. Robert Hoerr and Dr. Lawrence Levitan. If we should lose their services before we are able to engage and retain qualified employees or consultants to execute our business plan, we may not be able to continue with our business model.

The Company’s operations and business strategy are completely dependent upon the knowledge and business contacts of Dr. Robert Hoerr, our president and principal executive officer, and Dr. Lawrence Levitan, our treasurer and principal financial and accounting officer.   They are under no contractual obligation to remain employed by us. We do not have employment agreements in place with Dr. Hoerr and Dr. Levitan and will be unable to do so until we have the funding in place to commit to their compensation.  If they should choose to leave us for any reason before we have hired suitable replacements, our operations may fail. Even if we are able to find such personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.  We will fail without Dr. Hoerr or Dr. Levitan or an appropriate replacement(s). We intend to acquire key-man life insurance on the life of Dr. Hoerr and Dr. Levitan naming us as the beneficiary when and if we obtain the resources to do so and provided that Drs. Hoerr and Levitan remain insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

The products we plan to develop may not satisfy regulatory requirements or become commercially viable.

The products that we plan to develop will require development, testing, and investment in order to market them as prescription drugs. We cannot be sure that our product research and development efforts will be successful, that candidates will enter clinical studies as anticipated, that we will satisfy the FDA’s Good Laboratory Practices, current Good Manufacturing Practices (“cGMP”), Good Clinical Practices or prescription drug or prescription biologic requirements or that any required regulatory approvals will be expeditiously applied for or obtained, or that any products, if introduced, will be commercially successful. The results of pre-clinical and other trials on products we plan to develop are not necessarily predictive of results that will be obtained from large scale clinical testing. We cannot be sure that clinical trials of the products which we plan to develop will demonstrate the safety and efficacy of such products or will result in a marketable product. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug product could delay or prevent regulatory approval and  commercial sale of the product, which could have a material adverse effect on us. We may encounter difficulties in manufacturing, process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals and commercialization of any products we plan to develop, or cause negative financial and competitive consequences. We cannot assure you that any product will be successfully developed, be developed on a timely basis or prove to be more effective than competing products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by us, for financial or other reasons, not to undertake to complete development of a product, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on us.

Intellectual property rights may not protect our business.

We plan to use a combination of patents, trademarks and trade secrets to protect any proprietary intellectual property rights that we may develop or acquire from UST or other third parties. We cannot assure you that patent and trademark registration applications will result in issued patents and registered trademarks, or that, if issued, our applications will be upheld if challenged. Further, even if granted, we cannot assure you that these patents and trademarks will provide us with any protection from competitors or, that if they do provide any meaningful level of protection, that we will have the financial resources necessary to enforce our patent and trademark rights. In addition, we cannot assure you that others will not independently develop technologies similar to those covered by our pending patents and trade secrets, or design around the pending patents. If others are able to design around our patents, our results of operations could be materially adversely affected. Further, we will have very limited, if any, protection of our proprietary rights in those jurisdictions where we have not affected any filings or where we fail to obtain protection through our filings. There can be no assurance that third parties will not assert intellectual property infringement claims against us with respect to products we may develop. We may be responsible for defending against charges of infringement of third party intellectual property rights by our actions and products and such assertion may require us to refrain from the sale of our products, enter into royalty arrangements or undertake costly litigation. Further, challenges may be instituted by third parties as to the validity, enforceability and infringement of our patents. Our adherence to industry standards with respect to our product may limit our opportunities to provide proprietary features which may be protected. In addition, the laws of various countries in which our product may be sold may not protect our product and intellectual property rights to the same extent as the laws of the United States.

The validity of patents covering pharmaceutical and biotechnological inventions and the scope of intellectual property claims made under such patents is uncertain. Failure to secure necessary patents could impair our ability to produce and market any products that we develop.

There is no consistent policy regarding the breadth of intellectual property claims permitted in specialty pharmaceutical and biotechnology patents. In addition, patents may have been granted, or may be granted, to others covering products or processes that we need, or may need, for testing and developing any products that we may develop. If products or processes that we may develop infringe upon patents held by third parties, or otherwise impermissibly utilize the intellectual property of others, we might be unable to develop, manufacture, or sell such products. In such event, we may be required to obtain licenses from third parties to use such intellectual property. We cannot be sure that we will be able to obtain such licenses on acceptable terms, or at all.  If we enter into a license agreement with UST for its technology, UST may be unsuccessful in gaining patent protection for the formulation technology that is a key element of our product development strategy, or, others may be successful in developing competing formulation technology that is equivalent to or superior to this formulation technology.

Failure to develop, or contract for, an adequate sales and marketing organization, or partner with a larger pharmaceutical company would result in the inability to market and sell our products.

To market any  products that we may develop directly, we would have to develop a substantial marketing and sales force. Alternatively, we may, for certain products, attempt to obtain the assistance of larger pharmaceutical companies with established distributions systems and direct sales forces. We do not know if we will be able to enter into agreements with other companies to assist in the marketing and sales of such products. If we are not able to sustain such marketing efforts, we may license marketing rights to a third party. However, we cannot be sure that we would be able to locate a qualified marketer or distributor or enter into any such agreement on reasonable terms or at all.

We own no manufacturing facilities and will be dependent on third parties to make any products that we may develop.

We own no manufacturing facilities or equipment, and employ no manufacturing personnel. We currently expect to use third parties to manufacture products we may develop on a contract basis. We have negotiated the terms of a technology transfer and clinical trial product manufacturing contract with an established cGMP contract manufacturing company which we currently intend to enter into upon our raising sufficient funds to satisfy our payment requirements under such agreement. Third party manufacturers may require that we have sufficient funding to, among other things, transfer our manufacturing process. We may not be able to obtain manufacturing services on reasonable terms or at all or sufficient funding to transfer our manufacturing process. As a result, our ability to manufacture products we may develop and start clinical trial testing may be impaired. We may in the future seek to establish our own manufacturing facilities, in which case, we will incur expenses requiring additional financing, may be unsuccessful in hiring sufficient experienced personnel and experience significant time delays in our development program.

We will be required to comply with good manufacturing practices, good laboratory practices and good clinical practices, both in our development program and following product approval.

The manufacture of our proposed products will be subject to cGMP procedures prescribed by the FDA. There can be no assurance that we or any entity manufacturing products on our behalf will be able to comply with cGMP or satisfy certain regulatory inspections in connection with the manufacture of our proposed products. Failure or delay by any manufacturer of products we develop to comply with cGMP or similar regulations or satisfy regulatory inspections would impair our ability to have product manufactured for clinical trials and thereby have a material adverse effect on us.  The conduct of clinical trials must be made according to Good Clinical Practices and any laboratory testing or quality control procedures must be performed under Good Laboratory Practices, also prescribed by FDA.  Failure of any of the service providers we may use to conduct clinical trials or analytical laboratory services to adhere to any of these quality-related measures may cause interruptions in or failure of our commercial development program.

Potential side effects of any product we may develop could impair our ability to continue clinical trials, obtain regulatory approval, or successfully market our products.

It is possible that, any time during clinical trials or patient usage, side effects of products may be encountered. If they are common or significant enough, this could result in the termination of clinical trials, denial of FDA approval, the inability to market and sell  products,  products being withdrawn from the market, or liability claims being asserted against us.

We may not be able to secure FDA regulatory approval for  Investigational New Drug applications needed to begin clinical trials or for Biologics Licensing Applications needed for marketing approval.

Our business strategy depends on our ability to gain FDA regulatory approval to conduct clinical trials with  products which we may develop and eventually to gain marketing approval.  While we intend to hire individuals with experience in preparing and gaining FDA approval for such regulatory filings , there is no assurance that we will be able to satisfy FDA requirements or that new information regarding risks associated with our product candidates may come to light that render them incapable of meeting FDA requirements for safety and/or efficacy.

Any products which we may develop may not be accepted by physicians, patients or third party payers.

Patients, doctors and third-party payers must accept our products as medically useful and cost effective for us to be successful. Doctors and patients are very important constituents because they directly make all medical decisions. Third party payers are also very important because they pay for a major portion of all medical care expenses. Third party payers consist of health maintenance organizations, health insurers, managed care providers, Medicare and Medicaid, and their equivalent organizations in jurisdictions outside the U.S. There can be no assurance that patients, doctors or third-party payers will accept our products, even if approved for marketing, on a timely basis.

Government and private insurance plans may not pay for products which we may develop.

The success of products which we may develop in the United States and other significant markets will depend, in part, upon the extent to which a consumer will be able to obtain reimbursement for the cost of such product from governmental authorities, third-party payers and other organizations. We cannot determine in advance the reimbursement status of newly approved therapeutic products. Even if a product is developed and approved for marketing, we cannot be sure that adequate reimbursement will be available. Also, future legislation or regulation, or related announcements or developments, concerning the healthcare industry, or third party or governmental coverage and reimbursement, may adversely affect our business. In particular, legislation or regulation limiting consumers' reimbursement rights could have a material adverse effect on our business and revenues.

We may lose any technological advantage because pharmaceutical research technologies change rapidly.

The pharmaceutical research field is characterized by rapid technological progress and intense competition. As a result, our business strategy may not be successful and any products we may develop may not reach the marketplace or be saleable. Businesses, academic institutions, governmental agencies, and other public and private research organizations, may conduct research to develop technologies that may compete with  technologies we may obtain or license. It is possible that competitors could acquire or develop technologies that would render such technologies obsolete or noncompetitive. We cannot be certain that we will be able to access the same technologies at an acceptable price, or at all. In addition, other therapeutic products or surgical procedures that may be developed for the indications we are pursuing may provide superior efficacy and make any product we may develop less competitive.

We may not be able to procure required insurance coverage.

We will need to procure liability insurance coverage required by clinical investigators, patients and other third parties with respect to clinical studies. There can be no assurance that such coverage will be available to us or that, even if available, we will be able to bear the expense of such insurance coverage. Absent such coverage, we will not be able to perform required clinical studies.

We may be subject to product liability claims which could result in significant losses and adverse product publicity.

We face an inherent risk of exposure to product liability claims and negative publicity in the event that the use of a product that we develop and commercialize results in injury. We face the risk that materials used in the manufacture of the final product may be contaminated with substances that may cause sickness or injury to persons who have used the products, or that sickness or injury to persons may occur if the product distributed by us is ingested in dosages that exceed the dosage recommended on the product label. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on our business. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding any future insurance coverage, could have a material adverse effect on our business. Additionally, negative publicity asserting that our products, or similar products of others, may be harmful could have a material adverse effect on our business, regardless of whether such reports are scientifically supported, regardless of whether the harmful effects would be present at the dosages recommended for such products, and regardless of whether such adverse effects resulted from failure to consume the product as directed.

Intense competition may result in our inability to generate sufficient revenues to operate profitably.

The pharmaceutical industry is highly competitive. Numerous companies, many of which are significantly larger than we are, and which have greater financial, personnel, distribution and other resources than we have and may be better able to withstand volatile market conditions, will compete with us in the development, manufacture and marketing of probiotics for the treatment of GI disorders. There can be no assurance that national or international companies will not seek to enter or increase their presence in the industry. In addition, large nationally known companies may compete with us and they have already spent millions of dollars to develop treatments for GI disorders. Current or increased competition could have a material adverse effect on our business, as many of our competitors have far greater financial and other resources and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

We may be dependent on collaborative agreements for the development of our technologies and business development which exposes us to the risk of reliance on the viability of third parties.

In conducting research and development activities, we may rely upon numerous collaborative agreements with universities, governmental agencies, charitable foundations, manufacturers, contract research organizations, and corporate partners. The loss of, or failure to perform under, any of these arrangements by any of these entities may substantially disrupt or delay our research and development activities.

Since our officers and directors work or consult for other companies, their activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. It is expected that each of our officers and directors will devote between 5 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.  It is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

Due to our limited marketing, sales, and distribution experience, we may be unsuccessful in our efforts to sell any products that we develop, enter into relationships with third parties, or develop a direct sales organization.

We have no marketing, sales, or distribution capabilities. At the appropriate time, we expect to enter into agreements with third parties to sell products we may develop or we may develop our own sales and marketing force. We may be unable to establish or maintain third party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with competitors who may exist after the introduction of our existing products, if any. If we do not enter into relationships with third parties for the sales and marketing of any products we may develop, we will need to develop our own sales and marketing capabilities. We have no experience in developing, training, or managing a sales force. We may be unable to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive marketing and sales operations.  We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all, and may be unable to engage qualified distributors. Even if engaged, these distributors may:

•  fail to satisfy financial or contractual obligations;
•  fail to adequately market our assigned products;
•  cease operations with little or no notice; or
•  offer, design, manufacture, or promote competing products.

If we fail to develop sales, marketing, and distribution channels, we would experience delays in product sales and incur increased costs, which would harm our financial results.

Our principal shareholders, who are our officers and directors, own a controlling interest in our voting stock. Therefore investors will not have any voice in our management, which could result in decisions adverse to our other shareholders’ interest.

Our officers and directors, in the aggregate, beneficially own or have the right to vote approximately 35.49%  of our outstanding common stock. As a result, these shareholders, acting together, will have the ability to control substantially all matters submitted to our shareholders for approval including:

• election of our board of directors;
• removal of any of our directors;
• amendment of our Articles of Incorporation or bylaws; and
• adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

RISK FACTORS RELATING TO OUR COMMON STOCK

The issuance of shares by the Company, as well as any future issuances, will reduce investors’ percent of ownership and dilute our share value.

Our Articles of Incorporation authorizes the issuance of 150,000,000 shares of common stock, par value $.0001 per share, of which 29,020,000  shares are currently issued and outstanding. The issuance of the shares of common stock being offered by the Company will result in substantial dilution in the percentage of our common stock held by our existing shareholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "penny stock" rules of the Securities and Exchange Commission (“SEC”) and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Because we do not intend to pay any cash dividends on our shares of common stock, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

The offering price of our common stock could be higher than the market value, causing investors to sustain a loss of their investment.

The price of our common stock in our offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation, and therefore expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in the offering may not reflect the value perceived by the market. There can be no assurance that the shares offered thereby are worth the price for which they are offered and investors may therefore lose a portion or all of their investment.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in the offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation authorizes us to issue up to 5,000,000 shares of "blank check" preferred stock, none of which are issued and outstanding. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock

We may be exposed to potential risks and significant expenses resulting from the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, no products in development, no manufacturing facilities and no intellectual property rights, other than our right of first refusal until May 15, 2012 to enter into a license Agreement with UST. If and when we develop our product, obtain intellectual property rights and regulatory approval, hire employees and consultants and seek to protect our intellectual property rights, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and SEC filings and compliance. We estimate that these costs will increase if our business volume and activity increases.  As a result of such expenses, we may not have sufficient funds to grow our operations.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

Our executive offices, located at 1264 University Avenue West, Suite 404, St. Paul, Minnesota 55104, consist of approximately 200 square feet of office space provided to us by our President. We do not pay rent for this space. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3.       Legal Proceedings.

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

Item 4.       Removed and Reserved

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the OTCBB under the symbol “ELGO.” However, our common stock has never traded.

Holders

As of March 21, 2011, we had approximately 58 shareholders of record.

Transfer Agent

We have engaged Island Stock Transfer as our transfer agent.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following are all issuances of securities by us since inception on September 2, 2009 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). In each of these issuances the recipient represented that he or it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

On November 4, 2009 by action taken by our board of directors, we issued 1,500,000, 500,000, 500,000 and 7,800,000 shares of our common stock to Dr. Hoerr, Dr. Levitan, Mr. Welwart and Mrs. Grossman, respectively, our executive officers and directors, at the purchase price of $0.0001 per share for the aggregate consideration of $1,030.  Each issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Each of the above persons is a founder of our Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

From November through December 2009, we issued an aggregate of 15,700,000 shares of our common stock to 50 investors in a fully subscribed private placement made pursuant to the exemption from the registration requirements of the Securities Act provided under Section 4(2) of, and Rule 504 of Regulation D of the Securities Act of 1933, as amended.  The consideration paid for such shares was $0.003 per share, amounting in the aggregate to $47,100. The Company conducted the private placement without any general solicitation or advertisement and a restriction on resale.  The Company provided all investors in the private placement with a subscription agreement.

In May 2010, the Company issued 20,000 shares of common stock to an outside vendor for services with a fair value of $60 ($.003 per share). The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On January 7, 2011, in connection with a loan agreement for a series of loans up to an aggregate of $50,000, we issued 500,000 shares of our common stock to the lender as consideration for its loan commitment.  The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Enterologics, Inc. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We are an early stage company, with plans to engage in the development of proprietary probiotic bio-therapeutic products for the treatment of various gastrointestinal disorders. We intend to market these products as FDA approved prescription drugs.  We used the proceeds of $47,100 from the sale of 15,700,000 shares of our common stock, which were offered in a fully subscribed private placement from November through December 2009 for working capital, including paying the expenses of being a public company. Such funds are insufficient to fund our operating expenses over the next twelve months and implement our plan of operation.

On June 15, 2010, we entered into a binding letter of intent with New York Health Care, Inc., a New York corporation (“Seller”), and BioBalance LLC, a Delaware limited liability company (“BioBalance”), setting forth the terms pursuant to which we will acquire from Seller all of BioBalance’s intellectual property rights and property relating to biotherapeutic agents for the treatment of various gastrointestinal disorders (collectively, the “Assets”).

On or about July 15, 2010 we were informed that a lawsuit was commenced against the Seller seeking to block the sale of the Assets to us pursuant to the terms of the letter of intent. Although we are not a party in this litigation, it seems as if Seller was not able to close on the sale of the Assets as contemplated in the letter of intent.  Accordingly, on September 1, 2010, we informed the Seller that we were terminating the letter of intent as we believe that it will not be possible for the Seller to meet the closing conditions contemplated by the letter of intent. Furthermore, the Assets are impaired due to the inherent delays arising as a result of the lawsuit. Notwithstanding, we would be interested in acquiring the Assets in the future, under appropriate terms, and will re-evaluate this situation periodically.

On January 7, 2011, the Company entered into a loan agreement for a series of loans up to an aggregate of $50,000 and borrowed an initial $20,000 and issued a 5% promissory note to the lender. An additional $10,000 was borrowed on February 9, 2011. The principal and accrued interest under the note is due and payable on the earlier of September 7, 2011 or the date the Company receives proceeds from the sale of securities in a private offering or through an effective registration statement. In consideration of the loan commitment, the Company issued the lender 500,000 shares of  common stock. The agreement with the lender was amended on March 21, 2011 to provide that the lender is only to be repaid if the proceeds are in excess of $350,000.

On January 12, 2011, the Company entered into a letter of intent with UST pursuant to which it was granted a right of first refusal until May 15, 2012 to enter into a definitive license agreement for the exclusive, world-wide license to UST’s intellectual property for the preservation/stabilization of E. coli probiotic bacteria. The license is intended to specifically cover E. coli bacteria when used as a probiotic and exclude use as a system for delivering vaccine materials to the gastrointestinal tract.

The Company anticipates that prior to May 15, 2011, it will enter into a one-year development agreement for UST  to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. It is contemplated that during such one-year development project the Company will make monthly payments of at least CA$8,333 (which amount may be increased depending on the scope of the work). From January 15, 2011 to May 15, 2012 UST will not negotiate with, or entertain or consider offers from, any third party with respect to the same terms of the letter of intent. The Company’s right to enter into a definitive license agreement with UST will terminate if it fails to make such monthly payments.

The letter of intent provides that the Company will negotiate in good faith with UST to enter into a license agreement by May 15, 2012 for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria.  Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property.

Upon execution of the license agreement, the Company will be required to issue 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, the Company will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the BLA and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. The Company will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicensees. The Company’s right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that the Company receives other than cash consideration from a sublicense, it will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued.

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment.

Plan of Operation

Over the next twelve months, we intend to focus on establishing business operations, recruiting additional management to guide the development program, engaging expert consultants to assist in identifying products and intellectual property for in-licensing and further development, evaluating and expanding the intellectual property coverage for those products, evaluating and optimizing the UST technology for use in the first clinical product’s formulation and establishing the clinical and regulatory development program for the first in-licensed product. We are not currently negotiating for or considering the acquisition of additional technology.

We currently estimate that we will require an approximate minimum of $1,300,000 in the next 12 months to implement our activities. The following chart indicates how we would utilize such funds:

Purpose	Amount
G&A including regulatory consultant fees	$335,00
Development costs with UST	$100,000
Legal, intellectual property and patents	$120,000
Cost of operating as a public company	$150,000
Acquisition of additional technology	$360,000
Working capital	$177,500
Payoff of Loan	$50,000
Total	$1,292,500

Liquidity and Capital Resources

As of December 2010 and December 31, 2009, we had cash balances of $1,053 and $43,694, respectively. We do not believe that such funds will be sufficient to fund our expenses over the next twelve months.

On March 23, 2009, The Meister Group loaned $3,500 to us for initial start-up costs. The loan was unsecured, had an interest rate of 5%, and matured on February 28, 2010. Said loan was repaid in full on February 8, 2010.

We raised $47,100 in a fully subscribed private placement of our common stock from November through December 2009.

On August 17, 2010, The Meister Group loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and originally matures on November 15, 2010, which was extended until February 1, 2011.   As of December 31, 2010 the Company recorded accrued interest of $93.

 On October 22, 2010, The Meister Group loaned $5,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on January 15, 2011.  As of December 31, 2010 the Company recorded accrued interest of $45.

On November 24, 2010, The Meister Group loaned $2,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on May 23, 2011.   As of December 31, 2010 the Company recorded accrued interest of $10.

On January 7, 2011, we entered into a loan agreement for a series of loans up to an aggregate of $50,000 and borrowed an initial $20,000 and issued a 5% promissory note to the lender. An additional $10,000 was borrowed on February 9, 2011. The principal and accrued interest under the note is due and payable on the earlier of September 7, 2011 or the date we receive proceeds from the sale of our securities in a private offering or through an effective registration statement. In consideration of the loan commitment we issued the lender 500,000 shares of our common stock. The agreement with the lender was amended on March 21, 2011 to provide that the lender is only to be repaid earlier than the due date,  if the proceeds are in excess of $350,000.

If we are successful in selling all shares under the offering pursuant to the Registration Statement filed with the Securities and Exchange Commission (Registration No. 171758) seeking to sell up to 35,000,000 shares at $0.05 per share,  we will have sufficient funds for the next 12 months of operations. As of March 17, 2011 we sold an aggregate of 2,500,000 shares to one investor for gross proceeds of $125,000.

There can be no assurance that additional capital will be available to us. Other than the $50,000 loan described above and our current $1,750,000 offering, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Results of Operations for the years ended December 31, 2010 and 2009

As of December 31, 2010, we had $1,058 in cash as compared to cash in the amount of $43,694 for the year ended December 31, 2009. We believe that such funds will not be sufficient to effectuate our plans with respect its development of proprietary probiotic bio-therapeutic products over the next twelve months.  We will need to seek additional capital for the purpose of financing our development and marketing efforts.

Revenues
We are in a development stage and did not generate any revenues during the years ended December 31, 2010 and 2009 and for the period from September 2, 2009 (inception) through December 31, 2010.

Total operating expenses
For the year ended December 31, 2010, the total operating expenses were $72,451, which include legal and professional accounting fees in the amount of $35,541, compensation expense in the amount of $12,000 and general and administrative expenses of $24,910.

For the period commencing September 9, 2009 (inception) to December 31, 2009, the total operating expenses were $7,964, which include legal and professional accounting fees associated with the filing of a registration statement in the amount of $7,548 and general and administrative expenses of $416.

Net loss
During the year ended December 31, 2010 and the period from September 2, 2009 to December 31, 2009, we had a net lost of $72,611 and $8,099, respectively and a net loss of $80,710 for the period from September 2, 2009 (Inception) through December 31, 2010.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, a net loss of $80,710 from inception, used cash in operations from inception of $58,072 and has a working capital deficiency of $21,520. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We have adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset.

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We apply this statement prospectively.

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

We account for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.       Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Enterologics, Inc. (a development stage company)

We have audited the accompanying balance sheets of Enterologics, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2010, the period September 2, 2009 (Inception) to December 31, 2009 and the period from September 2, 2009 (Inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Enterologics, Inc. (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010, the period September 2, 2009 (Inception) to December 31, 2009 and the period from September 2, 2009 (Inception) to December 31, 2010 then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has a net loss of $80,710 and a negative cash flow from operations of $58,072 from inception, and a working capital deficiency of $21,520. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 21, 2011

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	December 31,
	2010	2009
CURRENT ASSETS

Cash	$1,058	$43,694
Prepaid expenses	800	-

TOTAL CURRENT ASSETS	1,858	43,694

Website Costs, net	1,000	-

TOTAL ASSETS	$2,858	$43,694

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$9,107	$48
Accounts payable - related party	2,123	-
Accrued Interest	148	135
Notes payable - related party	12,000	3,500

TOTAL LIABILITIES	23,378	3,683

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY /(DEFICIANCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 26,020,000 and 26,000,000 shares issued and outstanding, respectively	2,602	2,600
Additional paid in capital	57,588	45,530
Subscription receivable	-	(20)
Accumulated deficit - during developmental stage	(80,710)	(8,099)
Total Stockholders’ Equity / (Deficiency)	(20,520)	40,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$2,858	$43,694

See accompanying notes to financial statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period	For the Period
		September 2, 2009	September 2, 2009
	For the Year Ended	(Inception) to	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

OPERATING EXPENSES
Professional fees	$35,541	$7,548	$43,089
Compensation expense	12,000	-	12,000
General and administrative	24,910	416	25,326
Total Operating Expenses	72,451	7,964	80,415

LOSS FROM OPERATIONS	(72,451)	(7,964)	(80,415)

OTHER INCOME / (EXPENSES)
Interest income	5	-	5
Interest expense	(165)	(135)	(300)

LOSS BEFORE PROVISION FOR INCOME TAXES	(72,611)	(8,099)	(80,710)

Provision for Income Taxes	-	-	-

NET LOSS	$(72,611)	$(8,099)	$(80,710)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	26,012,000	12,577,604

See accompanying notes to financial statements

ENTEROLICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period	For the Period
	For the	September 2, 2009	September 2, 2009
	Year Ending	(Inception) to	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,611)	$(8,099)	$(80,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	12,000	-	12,000
Stock issued for services	60	-	60
Changes in operating assets and liabilities:		-
Increase in prepaid expenses	(800)	-	(800)
Increase in Accounts payable	9,059	48	9,107
Increase in Accounts payable - related party	2,123		2,123
Increase in Accrued expenses	13	135	148
Net Cash Used In Operating Activities	(50,156)	(7,916)	(58,072)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	(1,000)	-	(1,000)
Net Cash Used In Investing Activities	(1,000)	-	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	20	48,110	48,130
Proceeds from notes payable - related party	8,500	3,500	15,500
Repayment of notes payable - related party	-	-	(3,500)
Net Cash Provided By Financing Activities	8,520	51,610	60,130

NET INCREASE (DECREASE) IN CASH	(42,636)	43,694	1,058

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,694	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,058	$43,694	$1,058

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$151	$-	$151
Sale of common stock for subscription receivable	$-	$20	$-

See accompanying notes to financial statements

ENTEROLICS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development Stage	Total Stockholders' Equity / (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Receivable

BALANCE, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to December 31, 2009	-	-	-	-	-	-	(8,099)	(8,099)

BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	$-	26,020,000	$2,602	$57,588	$-	$(80,710)	$(20,520)

See accompanying notes to financial statements

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  FINANCIAL STATEMENTS
December 31, 2010

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Enterologics, Inc. was incorporated under the laws of the State of Nevada on September 2, 2009 to develop, test, and obtaining regulatory approvals for, manufacturing, commercializing and selling new prescription drug products

Activities during the development stage include developing the business plan, acquiring technology and raising capital.

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2010 and 2009 the Company did not have any balances that exceeded FDIC insurance limits.

(D) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the year ended December 31, 2010 and  2009, the Company incurred $1,000 and $0, respectively, in website development costs.  As of December 31, 2010, the website has not been placed into service and no amortization expense has been recorded.

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

(F) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2010 and  2009, there were no common share equivalents outstanding.

(G) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accrued expenses, and notes payable related approximate fair value due to the relatively short period to maturity for these instruments.

(H) Income Taxes

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

	2010	2009

Expected income tax recovery (expense) at the statutory rate of 38.6%	$(28,028)	$(3,126)
Tax effect of expenses that are not deductible for income tax purposes
(net of other amounts deductible for tax purposes)	4,846	-
Change in valuation allowance	23,182	3,126

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009

Deferred income tax asset:
Net operating loss carry forwards	$26,308	$3,126
Valuation allowance	(26,308)	(3,126)
Deferred income taxes	$-	$-

As of December 31, 2010, the Company has a net operating loss carry forward of $68,156 available to offset future taxable income through 2030.  This results in deferred tax assets of $26,308 as of December 31, 2010. The valuation allowance at December 31, 2009 was $3,126. The change in the valuation allowance for the year ended December 31, 2010 was an increase of $23,182.

NOTE 2     NOTES PAYABLE - RELATED PARTIES

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and matured on February 28, 2010.   As of December 31, 2009 the Company recorded accrued interest of $135.  In February 2010, the loan and accrued interest of $151 was repaid. (See note 4).

On August 17, 2010 a related party loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and originally matures on November 15, 2010, which was extended until February 1, 2011.   As of December 31, 2010 the Company recorded accrued interest of $93 (See note 4).

 On October 22, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on January 15, 2011.  As of December 31, 2010 the Company recorded accrued interest of $45  (See note 4).

On November 24, 2010 a related party loaned $2,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on May 23, 2011.   As of December 31, 2010 the Company recorded accrued interest of $10 (See note 4).

NOTE 3     STOCKHOLDERS' EQUITY / (DEFICIENCY)

(A) Common Stock Issued to Founders for Cash

In September 2009 the Company sold a total of 10,300,000 shares of common stock to four founders for $1,030 ($.0001 per share).

(B) Common Stock Issued for Cash

In 2009, the Company sold a total of 15,700,000 shares of common stock to 55 individuals for cash of $47,080 and a subscription receivable of $20 ($.003 per share).  Cash of $20 was collected during the year ended December 31, 2010.

(C) Imputed Compensation

During the year ended December 31, 2010 an individual contributed services to the Company at a fair value of $12,000.

(D)Stock Issued for Services

In May 2010 Company issued 20,000 shares of common stock to an outside vendor for services with a fair value of $60 ($.003 per share), based on a  recent cash offering price.

 (E) Preferred Stock

In October 2009, the Company amended its Articles of Incorporation to increase its authorized shares to 155,000,000 shares which shall consist of 150,000,000 shares of common stock with a par value of $.0001 and 5,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

NOTE 4     RELATED PARTY TRANSACTIONS

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and matured on February 28, 2010.   As of December 31, 2009 the Company recorded accrued interest of $135.  In February 2010, the loan and accrued interest of $151 was repaid.

On August 17, 2010 a related party loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and originally matures on November 15, 2010, which was extended until February 1, 2011.   As of December 31, 2010 the Company recorded accrued interest of $93.

 On October 22, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on January 15, 2011.  As of December 31, 2010 the Company recorded accrued interest of $45.

On November 24, 2010 a related party loaned $2,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on May 23, 2011.   As of December 31, 2010 the Company recorded accrued interest of $10.

During the year ended December 31, 2010 an individual contributed services to the Company at a fair value of $12,000.

NOTE 5     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $80,710 from inception, used cash in operations from inception of $58,072 and has a working capital deficiency of $21,520. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6     SUBSEQUENT EVENTS

On January 7, 2011, the Company entered into a loan agreement for a series of loans up to an aggregate of $50,000 and borrowed an initial $20,000 and issued 7% promissory notes to the lender. The principal and accrued interest under the note is due and payable on the earlier of October 9, 2011 or the date the Company receives $350,000 or more in proceeds from the sale of securities in a private offering or through an effective registration statement.  During February 2011, the Company issued an additional promissory note for $10,000 due the earlier of October 9, 2011 or the date the Company receives proceeds from the sale of securities in a private offering or through an effective registration statement.  In consideration of the loan commitments, the Company  issued the lender 500,000 shares of  common stock.

On January 12, 2011, the Company entered into a letter of intent with UST pursuant to which it was granted a right of first refusal until May 15, 2012 to enter into a definitive license agreement for the exclusive, world-wide license to UST’s intellectual property for the preservation/stabilization of E. coli probiotic bacteria. The license is intended to specifically cover E. coli bacteria when used as a probiotic and exclude use as a system for delivering vaccine materials to the gastrointestinal tract.

The Company anticipates that prior to May 15, 2011, it will enter into a one-year development agreement for UST  to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. It is contemplated that during such one-year development project the Company will make monthly payments of at least CA$8,333 (which amount may be increased depending on the scope of the work). From January 15, 2011 to May 15, 2012 UST will not negotiate with, or entertain or consider offers from, any third party with respect to the same terms of the letter of intent. The Company’s right to enter into a definitive license agreement with UST will terminate if it fails to make such monthly payments.

The letter of intent provides that the Company will negotiate in good faith with UST to enter into a license agreement by May 15, 2012 for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria.  Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property.

Upon execution of the license agreement, the Company will be required to issue 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, the Company will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the BLA and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. The Company will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicensees. The Company’s right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that the Company receives other than cash consideration from a sublicense, it will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued.

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment.

On March, 15, 2011, the Company sold 2,500,000 shares of common stock for cash of $125,000 ($.05 per share).

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Controls

During the quarter ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.   Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position
Robert Hoerr, M.D., PhD.	61	President and Director
Lawrence Levitan, M.D.	55	Treasurer and Director
William Welwart	56	Vice President and Director
Lisa Grossman	47	Secretary

Robert Hoerr, M.D., PhD.  has been our President and a director of our company since its inception on September 2, 2009. From October 2004 through October 2009, Dr. Hoerr was the Chairman of the Board and Chief Executive Officer and a director of Nanocopoeia, Inc., a development stage company, which he co-founded, which is involved in the development of pharmaceutical products.  He continues as a director and provides research and development guidance to Nanocopoeia.  From October 2004 to the present, Dr. Hoerr has been the president and owner of Nutramentals, Inc., a medical and regulatory consulting firm. Dr. Hoerr’s experience and skill in the pharmaceutical industry, with strategic planning for development stage companies as well as his qualification as a director of another company, led to the conclusion of our board that Dr. Hoerr should serve as a director of our company.

Lawrence Levitan, M.D. has been our Treasurer and a director of our company since its inception on September 2, 2009. Dr. Levitan has been a physician with Beth Israel Medical Center since January 1999.  Dr. Levitan’s medical background facilitates his ability to contribute to medical and technical issues that are addressed by our board and led to the conclusion of our board that Dr. Levitan should serve as a director of our company.

William Welwart has been a Vice President and a director of our company since its inception on September 2, 2009. Since April 2007, Mr. Welwart has been a pharmaceutical consultant to the pharmaceutical industry.  From February 2000 through April 2007 he was the director of operations of 15W Pharmacy Edison Inc.  Mr. Welwart’s experience and skill in the pharmaceutical industry, both as a consultant and director of operations of another company, led to the conclusion of our board that Mr. Welwart should serve as a director of our company.

Lisa Grossman has been our Secretary since our inception on September 2, 2009. Ms. Grossman has been the Vice President of The Meister Group, a private financial consulting firm since July 2004.

There are no familial relationships among any of our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

Each director of the Company serves for a term of one year or until such director’s successor is duly elected and is qualified.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until such officer’s successor is duly elected and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. As of December 31, 2010, our officers, directors and persons who own more than ten percent of a registered class of our equity securities were not subject to the filing requirements of Section 16(a).

Auditors

Webb & Company, P.A., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.     Executive Compensation.

Summary Compensation

Since our incorporation on September 2, 2009, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year(1) (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Hoerr, M.D., PhD	2010	0	0	0	0	0	0	0	0
(President)	2009	0	0	0	0	0	0	0	0

Lawrence Levitan, M.D	2010	0	0	0	0	0	0	0	0
(Treasurer)	2009	0	0	0	0	0	0	0	0

William Welwart	2010	0	0	0	0	0	0	0	0
(Vice President)	2009	0	0	0	0	0	0	0	0

Lisa Grossman	2010	0	0	0	0	0	0	0	0
(Secretary)	2009	0	0	0	0	0	0	0	0

Employment Contracts. We have no employment agreements with any of our directors or executive officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on September 2, 2009.

Long-Term Incentive Plans. As of December 31, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End. Since our incorporation on September 2, 2009, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Compensation of Directors

Since our incorporation on September 2, 2009, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The percentages below are calculated based on 29,020,000  shares of our common stock issued and outstanding as of March 21, 2011.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Unless otherwise indicated, the address of each person listed is c/o Enterologics, Inc., 1264 University Avenue West, Suite 404, St. Paul, Minnesota 55104.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Uri Dreifus	Common	2,088,500	7.21%
Zachary Grossman	Common	2,500,000	8.61%
Gabriel Solomon	Common	2,500,000	8.61%
Robert Hoerr, M.D., PhD.	Common	1,500,000	5.27%
Lawrence Levitan, M.D	Common	500,000	Less than 2%
William Welwart	Common	500,000	Less than 2%
Lisa Grossman	Common	7,800,000	26.881%
Directors and officers, as a group (4 persons)	Common	10,300,000	35.49%

There are no family relationships among our officers and directors.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2009, we have engaged in the following transactions with our directors, executive officers, holders of more than five percent of our voting securities, and affiliates of our directors, executive officers and 5% shareholders.

On November 4, 2009 by action taken by our board of directors, we issued 1,500,000, 500,000, 500,000 and 7,800,000 shares of our common stock to Dr. Hoerr, Dr. Levitan, Mr. Welwart and Mrs. Grossman, respectively, our executive officers and directors, at the purchase price of $0.0001 per share for the aggregate consideration of $1,030.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Each issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Each of the above persons is a founder of our Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On March 23, 2009, The Meister Group loaned us $3,500 for initial start up costs. The loan was unsecured, accrued interest at 5% per annum and matured on February 28, 2010. The loan and accrued interest thereon was paid in full on February 8, 2010. Our secretary, Ms. Lisa Grossman, is the vice president of The Meister Group.

On August 17, 2010, The Meister Group loaned us $5,000 for operating expenses. The loan is unsecured, bears interest at the rate of 5%, and had a maturity of November 15, 2010 has been extended to February 1, 2011. This loan was repaid in full with accrued interest on January 10, 2011

On October 22, 2010, The Meister Group loaned us $5,000 for operating expenses. The loan is unsecured, bears interest at the rate of 5%, and matures on January 15, 2011. This loan was repaid in full with accrued interest on January 10, 2011

On November 24, 2010, The Meister Group loaned us $2,000 for operating expenses. The loan is unsecured, bears interest at the rate of 5%, and matures on March 23, 2011. This loan was repaid in full with accrued interest on January 10, 2011

Our executive offices consist of approximately 200 square feet of office space provided to us by our President, Dr. Hoerr. We currently do not pay rent for such space

On January 7, 2011, we entered into a loan agreement with Surge Partners, Ltd. for a series of loans up to an aggregate of $50,000 and borrowed an initial $20,000 and issued a 5% promissory note to Surge Partners, Ltd. The principal and accrued interest under the note is due and payable on the earlier of September 7, 2011 or the date we receive proceeds from the sale of our securities in a private offering or through an effective registration statement. In consideration of the loan commitment, on January 17, 2011, we issued Surge Partner, Ltd. 500,000 shares of our common stock. Irv Bader, the father of Lisa Grossman, is President of Surge Partners, Ltd. On February 9, 2011 we borrowed an additional $10,000 from Surge  and executed a substantially identical promissory note to Surge, except that the note matures on October 9, 2011.  On March 21, 2011 we executed an amendment with Surge which provides that the notes only need to be repaid earlier than the maturity date, if and when the proceeds received by us are in excess of $350,000.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant is Webb & Company, P.A. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2010	For the Period September 2, 2009 (inception) to December 31, 2009
Audit Fees	$8,066	$6,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.    Exhibits. Financial Statement Schedules.

Exhibit	Description
3.1	Articles of Incorporation (Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 filed with the SEC on February 17, 2010).

3.2	Amendment to Articles of Incorporation (Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 filed with the SEC on February 17, 2010).

3.3	By-Laws (Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 filed with the SEC on February 17, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 filed with the SEC on February 17, 2010).

10.1
Letter of Intent, dated June 8, 2010 and executed and delivered June 15, 2010, by and among Enterologics, Inc., New York Health Care, Inc., and BioBalance LLC (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 16, 2010 )

10.2
Letter, dated September 1, 2010 from Enterologics, Inc. to New York Health Care, Inc. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on September 2, 2010)

10.3	Form of Subscription Agreement (Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 filed with the SEC on February 17, 2010).

10.4
Letter of Intent, entered into on January 12, 2011, with Universal Stabilization Technologies, Inc. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on January 13, 2011)

10.5
Letter Agreement, dated January 7, 2011, with Surge Partners, Ltd. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on January 18, 2011)

10.6
5% Promissory Note, dated January 7, 2011 issued to Surge Partners, Ltd. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on January 18, 2011)

10.7	Waiver, dated January 17, 2011 from Surge Partners, Ltd. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on January 18, 2011)

10.8	Form of Subscription Agreement (Incorporated by reference to the corresponding exhibit filed with our Registration Statement on Form S-1 filed with the SEC on January 19, 2011).

10.9	5% Promissory Note, dated February 9, 2011 issued to Surge Partners, Ltd. (filed herewith)

10.10	Amendment dated March 21, 2011 between Enterologics, Inc. and Surge Partners, Ltd. (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

  SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROLOGICS, INC.

Dated: March 23, 2011	By:	/s/Robert Hoerr, M.D., Ph.D.
Name: Robert Hoerr, M.D., Ph.D.
Title: President (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature:	Name:	Title:

March 23, 2011	/s/ Robert Hoerr	Robert Hoerr, M.D., Ph.D.	President and Director (Principal Executive Officer)
March 23, 2011	/s/ Lawrence Levitan	Lawrence Levitan, M.D.	Treasurer and Director (Principal Financial and Accounting Officer
March 23, 2011	/s/ William Welwart	William Welwart	Vice President and Director
	/s/ Lisa Grossman	Lisa Grossman	Secretary