Form 10-Q
period 2011-03-31
Enterologics, Inc.
filed 2011-05-13
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

Commission file number 333-164956

ENTEROLOGICS, INC.
(Exact name of registrant as specified in its charter)

1264 University Avenue West, Suite 404
St. Paul, Minnesota 55104
Telephone: (516) 303-8181
 (Address of principal executive offices) (Zip Code)

(516) 303-8181
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of May 9, 2011.

PART I.      FINANCIAL INFORMATION

Item 1.            Financial Statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current Assets:
Cash	$124,709	$1,058
Prepaid expenses	1,636	800
Total Current Assets	126,345	1,858

Website Costs, net	1,000	1,000

Other Asset:
Loan commitment fees (Net of amortization of $8,539) - related party	16,461	-

TOTAL ASSETS	$143,806	$2,858

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$15,920	$9,107
Accounts payable - related party	2,123	2,123
Accrued interest	400	148
Notes payable - related party	30,000	12,000

TOTAL LIABILITIES	48,443	23,378

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY /(DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 35,020,000 and 26,020,000 shares issued and outstanding, respectively	3,502	2,602
Additional paid in capital	509,688	57,588
Subscription receivable	(300,000)	-
Accumulated deficit - during developmental stage	(117,827)	(80,710)
Total Stockholders’ Equity / (Deficiency)	95,363	(20,520)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$143,806	$2,858

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period
	For the Three Months		September 2, 2009
	Ended March 31,		(Inception) to
	2011	2010	March 31, 2011

OPERATING EXPENSES
Professional fees	$20,324	$14,532	$63,413
Compensation expense	3,000	3,000	15,000
General and administrative	4,953	1,753	30,279
Total Operating Expenses	28,277	19,285	108,692

LOSS BEFORE PROVISION FOR INCOME TAXES	(28,277)	(19,285)	(108,692)

OTHER INCOME / (EXPENSES)
Interest income	-	-	5
Loan amortization expense - related party	(8,539)	-	(8,539)
Interest expense	(301)	(16)	(601)
	(37,117)	(19,301)	(117,827)
Provision for Income Taxes	-	-	-

NET LOSS	$(37,117)	$(19,301)	$(117,827)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	26,897,778	26,000,000

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development Stage	Total Stockholders' Equity / (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Receivable

Balance, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to	-	-	-	-	-	-	(8,099)	(8,099)
December 31, 2009
Balance, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

Balance, December 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	3,000	-	-	3,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150	(300,000)	-	125,000

Common stock issued for loan commitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Net loss, for three months ended March 31, 2011	-	-	-	-	-	-	(37,117)	(37,117)

Balance, March 31, 2011	-	$-	35,020,000	$3,502	$509,688	$(300,000)	$(117,827)	$95,363

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Three Months		September 2, 2009
	Ended March 31,		(Inception) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,117)	$(19,301)	$(117,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	3,000	3,000	15,000
Amortization of loan commitment fees - related party	8,539	-	8,539
Stock issued for services	-	-	60
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(836)	-	(1,636)
Increase in accounts payable	6,813	6,626	15,920
Increase / (decrease) is accounts payable - related party	-	-	2,123
Increase / (decrease) in accrued expenses	252	(135)	400
Net Cash Used In Operating Activities	(19,349)	(9,810)	(77,421)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	-	-	(1,000)
Net Cash Used In Investing Activities	-	-	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	125,000	-	173,130
Proceeds from notes payable - related party	30,000	-	45,500
Repayment of notes payable - related party	(12,000)	(3,500)	(15,500)
Net Cash Provided By / (Used In) Financing Activities	143,000	(3,500)	203,130

NET INCREASE / (DECREASE) IN CASH	123,651	(13,310)	124,709

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,058	43,694	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,709	$30,384	$124,709

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$50	$151	$201
Sale of common stock for subscription receivable	$300,000	$-	$-
Issuance of 500,000 shares of common stock for $25,000 ($.05 per share) for loan commitment fees	$25,000	$-	$25,000

See accompanying notes to condensed unaudited financial statements.

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed unaudited financial statements are presented on the accrual basis.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2011 and December 31, 2010, the Company did not have any balances that exceeded FDIC insurance limits.

(E) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the three months ended March 31, 2011 and the year ended December 31, 2010 the Company incurred $0 and $1,000 respectively, in website development costs.  As of March 31, 2011, the website has not been placed into service and no amortization expense has been recorded.

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

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2011 and 2010, there were no common share equivalents outstanding.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accounts payable – related party, accrued interest, and notes payable related approximate fair value due to the relatively short period to maturity for these instruments.

NOTE 2         LOAN COMMITMENT FEES – RELATED PARTY

On January 7, 2011, the Company issued 500,000 shares of common stock with a fair value of $25,000 ($.05 per share) based on the most recent cash offering price, as a loan commitment fee. The commitment ends on October 9, 2011. The Company is amortizing the value over the term of the commitment. As of March 31, 2011 the Company expensed $8,539 (See notes 3 and 4(C).

NOTE 3         NOTES PAYABLE – RELATED PARTIES

On January 7, 2011, the Company entered into a loan agreement for a series of loans up to an aggregate of $50,000 and borrowed an initial $20,000 and issued a 7% promissory note to the lender. The principal and accrued interest under the note is due and payable on the earlier of October 9, 2011 or the date the Company receives $350,000 or more in proceeds from the sale of securities in a private offering or through an effective registration statement.  During February 2011, the Company issued an additional promissory note for $10,000 due the earlier of October 9, 2011 or the date the Company receives proceeds from the sale of securities in a private offering or through an effective registration statement.  The accrued interest amount is $285 at March 31, 2011. In consideration of the loan commitments, the Company issued the lender 500,000 shares of common stock with a fair value of $25,000 ($.05 per share) based on the most recent cash offering price (See notes 2 and 5).

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and matured on February 28, 2010.     In February 2010, the loan and accrued interest of $151 was repaid. (See note 5).

On August 17, 2010 a related party loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and originally matures on November 15, 2010, which was extended until February 1, 2011.   As of December 31, 2010 the Company recorded accrued interest of $93. On January 10, 2011 the loan and accrued interest of $21 were repaid. The unpaid accrued interest at March 31, 2011 is $79 (See note 5).

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

On October 22, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on January 15, 2011.  As of December 31, 2010 the Company recorded accrued interest of $45.   On January 10, 2011 the loan and accrued interest of $21 were repaid. The unpaid accrued interest at March 31, 2011 is $31 (See note 5).

On November 24, 2010 a related party loaned $2,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on May 23, 2011.   As of December 31, 2010 the Company recorded accrued interest of $10. On January 10, 2011 the loan and accrued interest of $8 were repaid. The unpaid accrued interest at March 31, 2011 is $5 (See note 5).

NOTE 4         STOCKHOLDERS' EQUITY / (DEFICIENCY)

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

During the three months ended March 31, 2011 the Company sold a total of 8,500,000 shares of common stock to 3 individuals for cash of $125,000 and a subscription receivable of $300,000 ($.05 per share).  Cash of $300,000 was collected in April 2011.

(C) Loan Commitment Fee

On January 7, 2011 the Company issued 500,000 shares of common stock with a fair value of $25,000 ($.05 per share), the most recent cash offering price, as a loan commitment fee. The commitment ends on October 9, 2011. The Company is amortizing the value over the term of the commitment. As of March 31, 2011 the Company expensed $8,539.

(D) Imputed Compensation

During the three months ended March 31, 2011, an individual contributed services to the Company at a fair value of $3,000 (See note 5).

During the year ended December 31, 2010, an individual contributed services to the Company at a fair value of $12,000 (See note 5).

(E) Stock Issued for Services

In May 2010 Company issued 20,000 shares of common stock to an outside vendor for services with a fair value of $60 ($.003 per share), based on a recent cash offering price.

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

(F) Preferred Stock

In October 2009, the Company amended its Articles of Incorporation to increase its authorized shares to 155,000,000 shares which shall consist of 150,000,000 shares of common stock with a par value of $.0001 and 5,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

NOTE 5         RELATED PARTY TRANSACTIONS

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and matured on February 28, 2010.  In February 2010, the loan and accrued interest of $151 was repaid (See note 3).

On August 17, 2010 a related party loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and originally matures on November 15, 2010, which was extended until February 1, 2011.   As of December 31, 2010 the Company recorded accrued interest of $93. On January 10, 2011 the loan and accrued interest of $21 were repaid. The unpaid accrued interest at March 31, 2011 is $79 (See note 3).

On October 22, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on January 15, 2011.  As of December 31, 2010 the Company recorded accrued interest of $45.   On January 10, 2011 the loan and accrued interest of $21 were repaid. The unpaid accrued interest at March 31, 2011 is $31 (See note 3).

On November 24, 2010 a related party loaned $2,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on May 23, 2011.   As of December 31, 2010, the Company recorded accrued interest of $10. On January 10, 2011 the loan and accrued interest of $8 were repaid. The unpaid accrued interest at March 31, 2011 is $5 (See note 3).

On January 7, 2011, the Company entered into a loan agreement for a series of loans up to an aggregate of $50,000 and borrowed an initial $20,000 and issued 7% promissory notes to the lender. The principal and accrued interest under the note is due and payable on the earlier of October 9, 2011 or the date the Company receives $350,000 or more in proceeds from the sale of securities in a private offering or through an effective registration statement.  During February 2011, the Company issued an additional promissory note for $10,000 due the earlier of October 9, 2011 or the date the Company receives proceeds from the sale of securities in a private offering or through an effective registration statement.  The accrued interest amount is $285 at March 31, 2011. In consideration of the loan commitments, the Company issued the lender 500,000 shares of common stock valued at $25,000 ($.05 per share) the most recent cash offering price (See note 3).

During the three month ended March 31, 2011, an individual contributed services to the Company at a fair value of $3,000 (See note 4(D)).

During the year ended December 31, 2010, an individual contributed services to the Company at a fair value of $12,000 (See note 4(D)).

  NOTE 6       COMMITMENTS AND CONTINGENCIES

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

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

Upon execution of the license agreement, the Company will be required to issue 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, the Company will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the BLA and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. The Company will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sub licensees.

The Company’s right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that the Company receives other than cash consideration from a sublicense, it will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued.

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. As of May 6, 2011, the Company has not made the required payment under the development agreement due May 15, 2011.

NOTE 7         GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, a net loss of $117,827 from inception and used cash in operations from inception of $77,421.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8         SUBSEQUENT EVENTS

In April 2011, the Company repaid $30,000 of notes payable and accrued interest of $125.

In April 2011, subscription receivables of $300,000 were collected.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We have a right of first refusal to enter into a license agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) for a unique preservation/stabilization bacterial vitrification process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. The process is proprietary and includes the use of stabilizing materials, including sugars, that prevent the formation of damaging ice crystals during a vacuum drying process.  We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period, because we presently believe that commercializing a shelf-stable product will offer a competitive advantage in the market. We have identified a series of candidate probiotics that we will be transforming into proprietary, live biotherapeutic products following a rigorous development template that includes comprehensive characterization, full genomic sequencing and dosage form optimization.  As we do not yet have any product in development, we have not generated any revenues.  During the next 12 months, we will begin execution of our operating plan, which based on our development template and further detailed in this prospectus, is intended to result in the filing of our first IND within a year.

The Company anticipates that prior to May 15, 2011, it will enter into a one-year development agreement for UST  to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. It is contemplated that during such one-year development project the Company will make monthly payments of at least CA$8,333 (which amount may be increased depending on the scope of the work). The Company plans to make the first payment on or about May 15th and to initiate the development agreement as outlined.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010:

Revenues

The Company did not generate any revenues for the three (3) months ended March 31, 2011 or for the three (3) months ended March 31, 2010.

Total Operating Expenses

During the three (3) months ended March 31, 2011, total operating expenses were $28,277, which includes $20,324 for professional fees, $3,000 for compensation expense and general and administrative expenses of $4,953.  The increase in total operating expenses of $8,992 represents an increase of 47% from the total operating expenses of $19,285 for the three months ended March 31, 2010.  The reason for the increase was additional legal and accounting charges incurred in connection with the filing of our Annual Report on Form 10-K.

Total operating expenses for the period from September 2, 2009 (inception) to March 31, 2011 was $108,692.

Net loss

For the three months ended March 31, 2011, net loss increased  by $17,816, or 92%, to a loss of $37,117, compared to a net loss of $19,301 during the three months ended March 31, 2010. Net loss for the period from September 2, 2009 (inception) to March 31, 2011 was $117,827.

Liquidity and Capital Resources

During the three (3) months ended March 31, 2011, we were successful at selling 8,500,000 shares for gross proceeds of $425,000 pursuant to the Registration Statement filed with the Securities and Exchange Commission (Registration No. 171758) seeking to sell up to 35,000,000 shares at $0.05 per share.

We had the ability to borrow up to an aggregate of $50,000 and in April 2011 repaid the $30,000 borrowed under this credit facility. We do not intend to borrow any additional funds under this facility.

There can be no assurance that we will be successful at raising any additional capital through our registration statement or any other sources of capital will be available to us. Other than the current $1,750,000 offering, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company for the next twelve months. If we are not successful in raising sufficient capital, this would have a material adverse effect on our business, results of operations, liquidity and financial condition.

Subsequent Event

In April 2011 we repaid $30,000 of notes payable and accrued interest of $125.

Going Concern Consideration

The Company is in the development stage with no operations, a net loss of $117,827 from inception and used cash in operations from inception of $77,421. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan as described above. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

As of March 31, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2011. The policies disclosed included contingencies, accounting for long-lived assets, stock-based compensation and income taxes.

See “Note 1—Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the condensed financial statements included in Item 1 of this report for additional information regarding recently adopted and new accounting pronouncement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

In February 2011, we issued Surge Partners, Ltd. 500,000 shares of common stock in consideration for Surge agreeing to lend the Company loans up to an aggregate of $50,000. The shares were valued at $25,000 ($.05 per share). Irv Bader, the father of Lisa Grossman, is President of Surge Partners,  The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other information

None.

Item 6. Exhibits

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

ENTEROLOGICS, INC.
Dated: May 9, 2011
By: /s/ Robert Hoerr, M.D. Name: Robert Hoerr, M.D. Title: President (principal executive officer) and Director

Dated: May 9, 2011	By: /s/ Lawrence Levitan, M.D. Name: Lawrence Levitan, M.D. Title: Treasurer (principal financial and accounting officer) and Director