Form 10-Q
period 2011-06-30
Enterologics, Inc.
filed 2011-08-10
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,020,000 shares of common stock, $0.0001 par value, issued and outstanding as of August 10, 2011.

PART I.      FINANCIAL INFORMATION

Item 1.            Financial Statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$338,907	$1,058
Prepaid expenses	7,728	800

TOTAL CURRENT ASSETS	346,635	1,858

Website Costs, (net of accumulated amortization of $262 and -0- respectively)	2,883	1,000

OTHER ASSETS

Loan commitment fees ( Net of accumulated amortization of $8,539 and $-0-), respectively- related party	9,182	-

TOTAL ASSETS	$358,700	$2,858

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$7,485	$9,107
Accounts payable - related party	1,101	2,123
Accrued Interest	275	148
Notes payable - related party	-	12,000

TOTAL LIABILITIES	8,861	23,378

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 35,020,000 and 26,020,000 shares issued and outstanding, respectively	3,502	2,602
Additional paid in capital	512,688	57,588
Accumulated deficit - during developmental stage	(166,351)	(80,710)
Total Stockholders’ Equity / (Deficiency)	349,839	(20,520)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$358,700	$2,858

See accompanying notes to unaudited financial statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period
					September 2, 2009
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(Inception) to
	2011	2010	2011	2010	June 30 , 2011

OPERATING EXPENSES
Professional fees	$12,975	$17,329	$33,299	$31,861	$76,388
Research and Development	12,913	-	12,913	-	12,913
Compensation expense	3,000	3,000	6,000	6,000	18,000
General and administrative	12,095	5,305	17,048	7,058	42,374
Amortization Expense	262	-	262	-	262
Total Operating Expenses	41,245	25,634	69,522	44,919	149,937

LOSS BEFORE PROVISION FOR INCOME TAXES	(41,245)	(25,634)	(69,522)	(44,919)	(149,937)

OTHER INCOME / (EXPENSES)
Interest income	-	5	-	5	5
Loan amortization expense- related party	(7,279)	-	(15,818)	-	(15,818)
Interest expense	-	-	(301)	(16)	(601)
	(48,524)	(25,629)	(85,641)	(44,930)	(166,351)
Provision for Income Taxes	-	-	-	-

NET LOSS	$(48,524)	$(25,629)	$(85,641)	$(44,930)	$(166,351)

Net loss per share - basic and diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	35,020,000	26,007,778	30,981,326	26,003,889

See accompanying notes to unaudited financial statements

ENTEROLOGICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO JUNE 30, 2011
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - During Development Stage	Total Stockholders' Equity / (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Receivable

BALANCE, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to	-	-	-	-	-	-	(8,099)	(8,099)
December 31, 2009
BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Net loss, for six months ended June 30, 2011	-	-	-	-	-	-	(85,641)	(85,641)

BALANCE, JUNE 30, 2011	-	$-	35,020,000	$3,502	$512,688	$-	$(166,351)	$349,839

See accompanying notes to unaudited financial statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			September 2, 2009
	For the Six Months Ended June 30,		(Inception) to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,641)	$(44,930)	$(166,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	6,000	6,000	18,000
Amortization of loan commitment fees-related party	15,818		15,818
Stock issued for services	-	60	60
Amortization Expense	262		262
Changes in operating assets and liabilities:		-
(Increase) in prepaid expenses	(6,928)	(1,800)	(7,728)
Increase/ (decrease) in accounts payable	(1,622)	9,463	7,485
Increase / (decrease) is accounts payable - related party	(1,022)		1,101
Increase/ (decrease) in Accrued Expenses	127	(135)	275
Net Cash Used In Operating Activities	(73,006)	(31,342)	(131,078)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	(2,145)	(1,000)	(3,145)
Net Cash Used In Investing Activities	(2,145)	(1,000)	(3,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	425,000	20	473,130
Proceeds from notes payable - related party	30,000	-	45,500
Repayment of notes payable - related party	(42,000)	(3,500)	(45,500)
Net Cash Provided By (Used in) Financing Activities	413,000	(3,480)	473,130

NET INCREASE (DECREASE ) IN CASH	337,849	(35,822)	338,907

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,058	43,694	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$338,907	$7,872	$338,907

Supplemental disclosure of non cash investing & financing activities:
Cash paid for interest expense	$301	$151	$452
Cash paid for income taxes	$-	$-	$-
Issuance of 500,000 shares of common stock of $25,000 ($0.05 per share) for loan commitment fees	$25,000	-	$25,000

See accompanying notes to unaudited financial statements

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed financial statements are presented on the accrual basis.

(B) Organization

Enterologics, Inc. was incorporated under the laws of the State of Nevada on September 2, 2009 to develop, test, and obtain regulatory approvals for, manufacturing, commercializing and selling new prescription drug products.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2011 the Company had balances that exceeded FDIC insurance limits by $89,795. At December 31, 2010 the Company did not have balances that exceeded FDIC insurance limits.

(E) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other . Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company incurred $2,145 and $1,000 respectively, in website development costs.  During April 2011, the website was placed into service and amortization of the development costs totaling $262 were recorded during the six month period ended June 30, 2011.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2011 and  2010, there were no common share equivalents outstanding.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accounts payable-related party, accrued expenses, and notes payable related party approximate fair value due to the relatively short period to maturity for these instruments.

(I) Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring(“TDR”).In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No.2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 2        LOAN COMITMENT FEES-RELATED PARTIES

On January 7, 2011, the Company issued 500,000 shares of common stock with a fair value of $25,000 ($.05 per share) based on the most recent cash offering price, as a loan commitment fee. The commitment ends on October 9, 2011. The Company is amortizing the value over the term of the commitment. As of June 30, 2011 the Company expensed $15,818. (See notes 3 and 4 (c))

NOTE 3         NOTES PAYABLE- RELATED PARTIES

On January 7, 2011, the Company entered into a loan agreement for a series of loans up to an aggregate of $50,000 and borrowed an initial $20,000 and issued 7% promissory notes to the lender. The principal and accrued interest under the note is due and payable on the earlier of October 9, 2011 or the date the Company receives $350,000 or more in proceeds from the sale of securities in a private offering or through an effective registration statement.  During February 2011, the Company issued an additional promissory note for $10,000 due the earlier of October 9, 2011 or the date the Company receives proceeds from the sale of securities in a private offering or through an effective registration statement. In consideration of the loan commitments, the Company issued the lender 500,000 shares of common stock with a fair value of $25,000 ($.05 per share) based on the most recent cash offering price (See Notes 2 and 5). On April 11, 2011 $30,000 plus accrued interest of $301 was repaid against all of the previously issued promissory notes.

On March 23, 2009 a related party loaned $3,500 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and matured on February 28, 2010.   As of December 31, 2009 the Company recorded accrued interest of $135.  In February 2010, the loan and accrued interest of $151 was repaid. (See note 5).

On August 17, 2010 a related party loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and originally matures on November 15, 2010, which was extended until February 1, 2011.   As of December 31, 2010 the Company recorded accrued interest of $93. On January 10, 2010 the loan and accrued interest of $21 were repaid. (See note 5).

 On October 22, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on January 15, 2011.  As of December 31, 2010 the Company recorded accrued interest of $45.   On January 10, 2010 the loan and accrued interest of $21 were repaid. (See note 5).

On November 24, 2010 a related party loaned $2,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on May 23, 2011.   As of December 31, 2010 the Company recorded accrued interest of $10 On January 10, 2010 the loan and accrued interest of $8 were repaid. (See note 5).

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

During the six months ended June 30, 2011 the Company sold a total of 8,500,000 shares of common stock to 3 individuals for cash of $425,000 ($0.05 per share).

(C) Loan Commitment Fee

On January 7, 2011 the Company issued 500,000 shares of common stock to a related party valued at ($.05 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on September 7, 2011. The Company is amortizing the value over the term of the commitment. As of June 30, 2011 the Company expensed $15,818.

(D) Imputed Compensation

During the six month ended June 30, 2011, an individual contributed services to the Company at a fair value of $6,000.

During the year ended December 31, 2010, an individual contributed services to the Company at a fair value of $12,000.

(E)Stock Issued for Services

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

On August 17, 2010 a related party loaned $5,000 to the Company for initial start-up costs. The loan is unsecured, carries an interest rate of 5%, and originally matures on November 15, 2010, which was extended until February 1, 2011.   As of December 31, 2010 the Company recorded accrued interest of $93. On January 10, 2010 the loan and accrued interest of $21 were repaid.

 On October 22, 2010 a related party loaned $5,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on January 15, 2011.  As of December 31, 2010 the Company recorded accrued interest of $45.   On January 10, 2010 the loan and accrued interest of $21 were repaid.

On November 24, 2010 a related party loaned $2,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on May 23, 2011.   As of December 31, 2010 the Company recorded accrued interest of $10 On January 10, 2010 the loan and accrued interest of $8 were repaid.

During the six months ended June 30, 2011, an individual contributed services to the Company at a fair value of $6,000.

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

On May 15, 2011, the company  entered into a one-year development agreement for UST  to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. It is contemplated that during such one-year development project the Company will make monthly payments of at least CA$8,333 (which amount may be increased depending on the scope of the work). From January 15, 2011 to May 15, 2012 UST will not negotiate with, or entertain or consider offers from, any third party with respect to the same terms of the letter of intent. The Company’s right to enter into a definitive license agreement with UST will terminate if it fails to make such monthly payments.

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

Upon execution of the license agreement, the Company will be required to issue 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, the Company will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the BLA and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. The Company will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicenses. The Company’s right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that the Company receives other than cash consideration from a sublicense, it will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued.

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the six months ended June 30, 2011 the company made payments to UST totaling $17,124 US Dollars.

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

We have a right of first refusal to enter into a license agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) for a unique preservation/stabilization bacterial vitrification process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. The process is proprietary and includes the use of stabilizing materials, including sugars, that prevent the formation of damaging ice crystals during a vacuum drying process.  We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period, because we presently believe that commercializing a shelf-stable product will offer a competitive advantage in the market. We have identified a series of candidate probiotics that we will be transforming into proprietary, live biotherapeutic products following a rigorous development template that includes comprehensive characterization, full genomic sequencing and dosage form optimization.  As we do not yet have any product in development, we have not generated any revenues.  During the next 12 months, we will begin execution of our operating plan, which based on our development template, is intended to result in the filing of our first IND within a year.

The Company, on or about May 15, 2011, entered into a one-year non-binding development agreement for UST  to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. It is contemplated that during such one-year development project the Company will make monthly payments of at least CA$8,333 (which amount may be increased depending on the scope of the work). The Company has made monthly payments of CA$8,333 pursuant to the Agreement..

On June 20, 2011, the Company and New York Health Care, Inc., a New York corporation (the “Seller”), entered into a stock purchase agreement (the “Purchase Agreement”) pursuant to which the Seller agreed to sell all of its shares of BioBalance Corp., a Delaware corporation and a wholly-owned subsidiary of the Seller (the “Company”), to us for a purchase price consisting of (i) $300,000 in cash, (ii) the assumption by Enterologics of liabilities of the Company and/or BioBalance LLC, a Delaware limited liability company (the “LLC”), as designated by the Company, (iii) either $100,000 in cash or the number of shares of common stock of the Company with an aggregate market value (calculated in accordance with the terms of the Purchase Agreement) of $150,000 (“Consideration Shares”), provided that the number of Consideration Shares shall not be less than 300,000 shares, as determined by the Company, and (iv) a three-year promissory note issued by Enterologics to the Seller in the original principal amount of $100,000 (the “Note”). The Note will bear interest at the rate of 5% per annum, payable semi-annually, with the principal amount payable in three equal annual installments of $33,333.33 commencing on the first anniversary of the date of issuance. If there is an event of default (as defined in the Note), interest will accrue at 10%. We have the right to prepay the Note, in whole or in part, at any time without premium or penalty. The Purchase Agreement provides for mutual indemnification for breach of representations and warranties and failure to perform. However, the Seller has no liability for breach of representations and warranties unless and until the aggregate of such liabilities exceeds $25,000 and shall have no liability for indemnification in excess of $300,000.

Prior to, and as a condition to closing, the New York Health Care, Inc will purchase from Yitz Grossman his 33 1/3% membership interest in the LLC pursuant to a membership interest purchase agreement (the “Membership Purchase Agreement”) in consideration for the indemnification of Mr. Grossman for up to $75,000 in legal fees incurred by him as a result of his prior activities on behalf of the Company and not otherwise reimbursed out of insurance proceeds or otherwise.  Mr. Grossman is the husband of Lisa Grossman, the Company’s Secretary and significant shareholder.

The transactions contemplated by the Purchase Agreement were approved by the shareholders of the Seller at a meeting of the shareholders of the Seller on July 15, 2011. The parties anticipate closing the transaction by early September 2011.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010:

Revenues

The Company did not generate any revenues for the three (3) months ended June 30, 2011 or for the three (3) months ended June 30, 2010.

Total Operating Expenses

During the three (3) months ended June 30, 2011, total operating expenses were $41,245, which includes $12,975 for professional fees, $12,913 for research and development, $3,000 for compensation expense, general and administrative expenses of $12,095, and $262 for amortization expense.  The increase in total operating expenses of $15,611 represents an increase of 61% from the total operating expenses of $25,634 for the three months ended June 30, 2010.  The increase in the research and development expenses is attributable to the one year non-binding development agreement with UST.

Net loss

For the three months ended June 30, 2011, net loss increased by $22,895, or 89%, to a loss of $48,524, compared to a net loss of $25,629 during the three months ended June 30, 2010.

Comparison of Six Months Ended June 30, 2011 and 2010:

Revenues

The Company did not generate any revenues for the six (6) months ended June 30, 2011 or for the six months (6) ended June 30, 2010.

Total Operating Expenses

During the six (6) months ended June 30, 2011, total operating expenses were $69,522, which includes $33,299 for professional fees, $12,913 for research and development, $6,000 for compensation expense, general and administrative expenses of $17,048, and $262 for amortization expense.  The increase in total operating expenses of $24,603 represents an increase of 55% from the total operating expenses of $44,919 for the six months ended June 30, 2010.   During the period from September 2, 2009 (inception) to June 30, 2011, total operating expenses was $149,937. The increase in the research and development expenses is attributable to the one year non-binding development agreement with UST.

Net loss

For the six months ended June 30, 2011, net loss increased by $40,711, or 91%, to a loss of $85,641, compared to a net loss of $44,930 during the six months ended June 30, 2010. Net loss for the period from September 2, 2009 (inception) to June 30, 2011 was $166,351.

Liquidity and Capital Resources

As of June 30, 2011 we had $338,907 cash on hand. Other than the current $1,750,000 offering, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Upon the  completion of  the acquisition transaction with New York Health Care, Inc, for the purchase of its subsidiary, we will use $300,000 of cash to complete this transaction.  The company has commitments for an additional $300,000 through the sale of shares pursuant to its effective S-1 registration. In addition, on January 7, 2011 the Company and Surge Partners, Ltd entered into a credit facility under which Surge committed to providing a series of loans, the total not to exceed fifty Thousand dollars ($50,000.00). Currently, there is no balance owed to Surge. The facility expires in October 2011.

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

As of June 30, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2011. The policies disclosed included contingencies, accounting for long-lived assets, stock-based compensation and income taxes.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Therefore, our internal controls over financial reporting were not effective as of June 30, 2011 based on the material weakness described below:

•     we lack competent financial management personnel with appropriate accounting knowledge and training;

•     our financial staff does not hold a license such as Certified Public Accountant in the U.S., nor have they attended U.S. institutions or extended educational programs that would provide enough of the    relevant education relating to U.S. GAAP, nor have any U.S. GAAP audit experience;

•     we rely on an outside consultant to prepare our financial statements; and

•     we have insufficient controls over our period-end financial close and reporting processes.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In order to mitigate the foregoing material weakness, we engaged an outside accounting consulting to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

None.

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

ENTEROLOGICS, INC.

Dated: August 10, 2011	By: /s/ Robert Hoerr, M.D.
Name: Robert Hoerr, M.D. Title: President (principal executive officer) and Director

By: /s/ Lawrence Levitan, M.D.
Dated: August 10, 2011	Name: Lawrence Levitan, M.D. Title: Treasurer (principal financial and accounting officer) and Director