Form 10-Q
period 2011-09-30
Enterologics, Inc.
filed 2011-11-23
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,413,391 shares of common stock, $0.0001 par value, issued and outstanding as of November 21, 2011.

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$33,250	$1,058
Prepaid expenses	-	800

TOTAL CURRENT ASSETS	33,250	1,858

Website Costs, (net of Accumulated Amortization of $524 and -0- respectively)	2,621	1,000

OTHER ASSETS
Patents	93,644
Goodwill	481,353

TOTAL ASSETS	$610,868	$2,858

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$28,531	$9,107
Accounts payable - related party	1,101	2,123
Accrued Interest	764	148
Notes payable	33,333
Notes payable - related party	50,000	12,000
Total Current Liabilities	113,729	23,378

LONG TERM LIABILITIES
Notes payable	66,667

TOTAL LIABILITIES	180,396	23,378

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 35,413,391 and 26,020,000 shares issued and outstanding, respectively	$3,541	$2,602
Additional paid in capital	662,649	57,588
Accumulated deficit - during developmental stage	(235,718)	(80,710)
Total Stockholders’ Equity / (Deficiency)	430,472	(20,520)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$610,868	$2,858

See accompanying notes to unaudited financial statements

ENTEROLOGICS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the Period September 2, 2009 (Inception) to
	September 30 2011	September 30 2010	September 30 2011	September 30 2010	September 30 2011
	(CONSOLIDATED)		(CONSOLIDATED)		(CONSOLIDATED)

OPERATING EXPENSES
Professional fees	$8,800	$4,858	$42,099	$26,690	$85,237
Research and Development	31,004	0	43,917	-	43,917
Compensation expense	-	3,000	6,000	9,000	18,000
General and administrative	19,631	3,551	36,678	20,638	61,954
Amortization Expense	262		524	-	524
Total Operating Expenses	59,697	11,409	129,218	56,328	209,632

LOSS BEFORE PROVISION FOR INCOME TAXES	(59,697)	(11,409)	(129,218)	(56,328)	(209,632)

OTHER INCOME / (EXPENSES)
Interest income			-	5	5
Loan amortization expense- related party	(9,182)		(25,000)	(46)	(25,000)
Interest expense	(489)	(30)	(790)	-	(1,091)
	(69,368)	(11,439)	(155,008)	(56,369)	(235,718)
Provision for Income Taxes	-		-	-

NET LOSS	$(69,368)	$(11,439)	(155,008)	(56,369)	$(235,718)

Net loss per share - basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)	$-

Weighted average number of shares outstanding during the period - basic and diluted	35,124,904	26,020,000	32,409,505	26,009,373

See accompanying notes to unaudited financial statements

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Nine Months Ended	For the Nine Months Ended	September 2, 2009 (Inception) to
	September 30 2011	September 30 2010	September 30 2011
	(CONSOLIDATED)		(CONSOLIDATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(155,008)	$(56,369)	(235,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	6,000	9,000	18,000
Amortization of loan commitment fees-related party	25,000		25,000
Stock issued for services	-	60	60
Amortization Expense	524	-	524
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	800	(1,300)
Increase/ (decrease) in accounts payable	(7,695)	5,247	3,534
Increase / (decrease) is accounts payable - related party	1,101	(105)	1,101
Increase/ (decrease) in Accrued Expenses	615	-	764
Net Cash Used In Operating Activities	(128,663)	(43,467)	(186,735)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	(2,145)	(1,000)	(3,145)
Cash paid for acquisition of wholly owned subsidiary	(300,000)	-	(300,000)

Net Cash Used In Investing Activities	(302,145)	(1,000)	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	425,000	20	473,130
Borrowings from related party	50,000	5,000	50,000
Repayment of notes payable - related party	(12,000)	(3,500)	-
Net Cash Provided By Financing Activities	463,000	1,520	523,130

NET INCREASE (DECREASE ) IN CASH	32,192	(42,947)	33,250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,058	43,694	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,250	$747	33,250

Cash paid for interest expense	$790	$151	$1,091
Cash paid for Income Taxes	-	$-	$-

Supplemental disclosure of non cash investing & financing activities:

Issuance of 500,000 shares of common stock of $25,000 ($0.05 per share) for loan commitment fees	$25,000	$-	$25,000

Issuance of stock for asset acquistion	$150,000	$-	$150,000
Issuance of note payable for asset acquistion	$100,000	$-	$100,000
Assumption of accounts payable in asset acquistion	$24,997	$-	$24,997

See accompanying notes to unaudited financial statements

ENTEROLOGICS, INC AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)

					Additional		Accumulated Deficit -	Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscription	Development	Equity /
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
BALANCE, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to	-	-	-	-	-	-	(8,099)	(8,099)
December 31, 2009
BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Common stock issued for purchase of Bio-Balance			393,391	39	149,961			150,000

Net loss, for Nine months ended September 30, 2011	-	-	-	-	-	-	(155,008)	(155,008)

BALANCE, SEPTEMBER 30, 2011(CONSOLIDATED)	-	$-	35,413,391	$3,541	$662,649	$-	$(235,718)	$430,472

See accompanying notes to unaudited financial statements

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed financial statements are presented on the accrual basis.

 (B) Organization

Enterologics, Inc. was incorporated under the laws of the State of Nevada on September 2, 2009 to develop, test, and obtaining regulatory approvals for, manufacturing, commercializing and selling new prescription drug products with the recent acquisition of its first probiotic biotherapeutic product, E. coli M17, or ProbactixR, and its option to acquire unique probiotic formulation technology from Universal Stabilization Technologies, the Company is now properly positioned to initiate the next phase of commercial development for E.coli M17, which includes establishing cGMP-quality manufacturing and testing of an improved, shelf-stable dosage form in clinical trials.

E.coli M17 has an active Investigational New Drug application  (IND) with the FDA for the indication chronic pouchits. Enterologics will pursue its business plan to develop prescription biologics and drugs fro treating various gastrointestinal disorders, subject to the availability of funding. The Company intends intend to finance the development of its business, including the prescription drug development efforts, from outside sources including through the sale of equity, debt or convertible securities, third party financing and strategic  partnering. The Company’s goal is secure sufficient financing to acquire and move a pipeline of products forward in clinical development as efficiently as possible.

Activities during the development stage include developing the business plan, acquiring technology and raising capital. On September 6, 2011, the Company completed a purchase acquisition of Bio Balance Corp and it's subsidary from New York Health Care.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2011 and December 31, 2010 the Company did not have balances that exceeded FDIC insurance limits.

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

 (E) Principles of Consolidation –

The consolidated financial statements include the accounts of Enterologics, Inc. and its wholly-owned subsidiaries Biobalance Corp, and Biobalance LLC), from the date of acquisition of September 6, 2011 through September 30, 2011.  All material intercompany balances and transactions have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2011 and  2010, there were no common share equivalents outstanding.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company's accounts payable, accounts payable-related party, accrued expenses, notes payable and notes payable related party approximate fair value due to the relatively short period to maturity for these instruments.

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

(I) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other . Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company incurred $2,145 and $1,000 respectively, in website development costs.  During April 2011, the website was placed into service and amortization of the development costs totaling $524 were recorded during the nine months ended September 30, 2011.

(J) Acquisitions and Intangible Assets

We account for acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”) and ASC 350,  Intangibles- Goodwill and Other  (“ASC 350”). The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our unaudited condensed consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following an asset acquisition.

 (K) Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use quoted market prices when available and independent appraisals and management estimates of future operating cash flows, as appropriate, to determine fair value.

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

(L) Fair Value

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures , which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

·	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

·
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

·
Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

The valuation techniques that may be used to measure fair value are as follows:

A.	Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

B.
Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2010 and the nine months ended September 30, 2011.  All of the Company’s intangible assets are valued using the level 3 inputs as of September 30, 2011.

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

 (M) Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring(“TDR”).In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assistcreditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubleddebt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. The Company has adopted the methodologies prescribed by this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASBissued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control thecriterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreedterms, even in the event of default by the transferee. The amendments in this ASU also eliminate therequirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost ofpurchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactionsthat occur on or after the effective date. Early adoption is not permitted. The Company will adopt themethodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have amaterial effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements inU.S. GAAP and IFRSs.In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generallyrepresent clarifications of Topic 820, but also include some instances where a particular principle orrequirement for measuring fair value or disclosing information about fair value measurements has changed.This ASU results in common principles and requirements for measuring fair value and for disclosinginformation about fair value measurements in accordance with U.S. GAAP and IFRSs.The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effectiveduring interim and annual periods beginning after December 15, 2011. Early application by public entities is notpermitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and doesnot anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No.2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensiveincome, the components of net income, and the components of other comprehensive income either in a singlecontinuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component ofother comprehensive income along with a total for other comprehensive income, and a total amount forcomprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not changethe items that must be reported in other comprehensive income or when an item of other comprehensive incomemust be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments areeffective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Earlyadoption is permitted, because compliance with the amendments is already permitted. The amendments do notrequire any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating itstiming of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2     ASSET PURCAHSE AQUISITION

On September 6, 2011, the company issued 393,391 share of common stock with a fair value of $150,000 based on the note payable's date of grant. A Note Payable of $100,000 and cash of $300,000 for the acquisition of 100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and the annually thereafter with the last payment due no later  than September 6, 2014. This note accrues interest at a rate of 5% per annum and $347 of interest expense was recognized for the period ended September 30, 2011.

Purchase price	$550,000
Patents	$93,644
Goodwill	481,353
Less: Assumption of Accounts Payable	-24,997
Total assets acquired	$550,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2011:

Enterologics Corp and Subsidary nine months ended September 30,2011
Gross revenue
Total expenses	(225,147)
Net income (loss) before taxes	$(225,147)
Earnings per share	$(0.00)

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

On November 24, 2010 a related party loaned $2,000 to the Company for operating expenses. The loan is unsecured, carries an interest rate of 5%, and matures on May 23, 2011.   As of December 31, 2010 the Company recorded accrued interest of $10On January 10, 2010 the loan and accrued interest of $8 were repaid. (See note 5).

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of September 30, 2011 the Company recorded accrued interest of $141. The loan has not been repaid as of November 21, 2011.

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 4   NOTE PAYABLE

On September 6, 2011, the company issued a note payable of $100,000 to New York Health Care in partial consideration of the acquisition. The note is due in three equal installment of $33,333.33 with the first installment due September 6, 2012 and then annually thereafter with interest at a 5% per annum due semi-annually and a default interest rate of 10% per annum. This note is unsecured.

NOTE 5   STOCKHOLDERS' EQUITY / (DEFICIENCY)

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

On September 6, 2011, the Company issued 393,391 share of common stock with a fair value of $150,000 ($0.38 per share) based on the fair value on the date of grant as part of the acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care.

 (C) Loan Commitment Fee

On January 7, 2011 the Company issued 500,000 shares of common stock to a related party valued at ($.05 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on September 7, 2011. The Company is amortizing the value over the term of the commitment. As of September 30, 2011 the Company expensed $25,000.

 (D) Imputed Compensation

During the six month ended September 30, 2011, an individual contributed services to the Company at a fair value of $6,000.

During the year ended December 31, 2010, an individual contributed services to the Company at a fair value of $12,000.

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

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

NOTE 6   RELATED PARTY TRANSACTIONS

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of September 30, 2011 the Company recorded accrued interest of $141. The loan has not been repaid as of November 21, 2011.

During the nine months ended September 30 ,2011, an individual contributed services to the Company at a fair value of $6,000.

During the year ended December 31, 2010, an individual contributed services to the Company at a fair value of $12,000.

ENTEROLOGICS, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 7 COMMITMENTS AND CONTINGENCIES

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

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the nine months ended September 30, 2011 the company made payments to UST totaling $42,737 US Dollars.

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

The Company, on or about May 15, 2011, entered into a one-year non-binding development agreement for UST  to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. It is contemplated that during such one-year development project the Company will make monthly payments of at least CA$8,333 (which amount may be increased depending on the scope of the work). The Company has made monthly payments of CA$8,333 pursuant to the Agreement On September 6, 2011, we completed our acquisition of all of the shares of BioBalance Corp., a Delaware corporation (“BioBalance”), and its wholly owned subsidiary BioBalance LLC from New York Health Care, Inc., a New York corporation (the “Seller”), the sole owner of BioBalance, pursuant to a stock purchase agreement entered into on June 20, 2011 (the “Stock Purchase Agreement”). In connection with the completion of the acquisition and in consideration for the shares acquired, the Company paid the Seller $300,000 in cash at closing and issued to the Seller (i) 393,391 shares of its common stock with a fair value of $150,000 and (ii) a three-year promissory note in the original principal amount of $100,000 (the “Note”). The Note bears interest at the rate of 5% per annum, payable semi-annually, with the principal amount payable in three equal annual installments of $33,333.33 commencing on September 6, 2012. In connection with the acquisition, we assumed $25,000 of certain liabilities of BioBalance.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010:

Revenues

The Company did not generate any revenues for the three (3) months ended September 30, 2011 or for the three (3) months ended September 30, 2010.

Total Operating Expenses

During the three (3) months ended September 30, 2011, total operating expenses were $59,697, which includes $8,800 for professional fees, $31,004 for research and development, general and administrative expenses of $19,631, and $262 for amortization expense.  The increase in total operating expenses of $48,288 represents an increase of 422% from the total operating expenses of $11,409 for the three months ended September 30, 2010.  The increase in the research and development expenses is attributable to the one year non-binding development agreement with UST.

Net loss

For the three months ended September 30, 2011, net loss increased by $57,929, or 406%, to a loss of $69,368, compared to a net loss of $11,439 during the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010:

Revenues

The Company did not generate any revenues for the nine (9) months ended September 30, 2011 or for the nine months (9) ended September 30, 2010.

Total Operating Expenses

During the nine (9) months ended September 30, 2011, total operating expenses were $129,218, which includes $42,099 for professional fees, $43,917 for research and development, $6,000 for compensation expense, general and administrative expenses of $36,678, and $524 for amortization expense.  The increase in total operating expenses of $72,890 represents an increase of 129% from the total operating expenses of $56,328 for the nine months ended September 30, 2010.   During the period from September 2, 2009 (inception) to September 30, 2011, total operating expenses was $209,632. The increase in the research and development expenses is attributable to the one year non-binding development agreement with UST.

Net loss

For the nine months ended September 30, 2011, net loss increased by $98,639, or 174%, to a loss of $155,008, compared to a net loss of $56,369 during the nine months ended September 30, 2010. Net loss for the period from September 2, 2009 (inception) to September 30, 2011 was $235,718.

Liquidity and Capital Resources

As of September 30, 2011 we had $33,250 cash on hand. Other than the current $1,750,000 offering, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The Company estimates that it will require approximately one million dollars to adequately fund operations and execute its bisiness plan in the coming 12 months. We do not have enough cash to continue operations for the next twelve months.

Going Concern

As reflected in the accompanying consolidated unaudited financial statements, the Company is in the development stage with no operations, a net loss of $235,718 from inception and used cash in operation from inception of $186,735. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of September 30, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2011. The policies disclosed included contingencies, accounting for long-lived assets, stock-based compensation and income taxes.

See “Note 1—Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the financial statements included in Item 1 of this report for additional information regarding recently adopted and new accounting pronouncement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures-

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are t effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Material Weakness: the Company does not currently employ a full time accountant with adequate and relevant experience in conforming financial statements with US GAAP. In order to mitigate the foregoing material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, full remediation of the material weakness in our internal control over financial reporting will not be possible until we hire the proper internal accounting staff with the requisite U.S. GAAP experience.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

On September 6,2011, the company issued 393,391 shares of common stock to New York Health Care Inc  in consideration for the shares of Bio Balance Corp. The issuance  was conducted in reliance upon as exemption from registration pursuant to section  4(2) OF THE Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Robert Hoerr, President

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Lawrence Levitan, Treasurer

32.1	Section 1350 Certifications of Robert Hoerr, President

32.2	Section 1350 Certifications of Lawrence Levitan, Treasurer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROLOGICS, INC.

Dated: November 21, 2011	By:	/s/ Robert Hoerr, M.D.
Name: Robert Hoerr, M.D.
Title: President (principal executive officer) and Director

Dated: November 21, 2011	By:	/s/ Lawrence Levitan, M.D.
Name: Lawrence Levitan, M.D.
Title: Treasurer (principal financial and accounting officer) and Director