Form 10-K
period 2011-12-31
Enterologics, Inc.
filed 2012-04-11
CIK 1483731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-54347

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of  June 30, 2011, the last business day of the registrant’s most recently complete second fiscal quarter was: $4,520,410

As of April 9, 2012, 35,413,391 shares of the issuer’s common stock were issued and outstanding.

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

Corporate Background

Overview

We are an early stage, pre-revenue company involved in the development of live biotherapeutic products for gastrointestinal disorders that we believe are poorly addressed by current therapies. Key examples include pouchitis, irritable bowel syndrome, Crohn’s disease, ulcerative colitis and Clostridium difficile infections. We intend to license or acquire technology to build a product pipeline based on producing probiotic bacteria in novel, shelf-stable, high potency formulations that are delivered orally.  Unlike probiotic bacteria that are sold over-the-counter as dietary supplements or in food products such as yogurt, we intend to develop products to meet the exacting standards necessary to gain FDA approval as prescription drugs.  We have identified a series of candidate probiotics that we plan to transform into proprietary, live biotherapeutic products following a rigorous development template that includes comprehensive characterization, full genomic sequencing and dosage form optimization. In keeping with this plan, we have acquired our first probiotic product, E. coli M17, which has already achieved several of the goals in our development template, in connection with our acquisition in September 2011 of BioBalance Corp. and BioBalance LLC, as described below.  In addition to being well-characterized, E. coli M17 has an active Investigational New Drug application (“IND”) with the FDA for the indication of chronic pouchitis. The IND for E. coli M17 will permit the Company to initiate its first clinical trial, as soon as manufacturing is re-established in a qualified facility and adequate financing is in place.  We have not generated any revenues to date.

Because E. coli M17 is a probiotic, it must be produced in a dosage form with adequate shelf life so that it remains viable at the time of administration to a patient.  Preservation of probiotics is a complex challenge and many products marketed over the counter are labeled with the number of live cells (colony forming units, or cfu) per dose at the time of manufacture, but not at the time of administration. We believe that based upon testing by independent laboratories many products fall short of the label quantity at the time of purchase.  For a probiotic to be approved as a biologic drug, a dose form that provides adequate potency and stability is essential.

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology.  We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. The process is proprietary and includes the use of stabilizing materials, including sugars, that prevent the formation of damaging ice crystals during a vacuum drying process.  We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period, which will be completed in May 2012, because we presently believe that commercializing a shelf-stable product will offer a competitive advantage in the market.

UST License

On January 12, 2011, we entered into a letter of intent with UST pursuant to which we were granted a right of first refusal until May 15, 2012 to enter into a definitive license agreement for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria.  The license is intended to specifically cover E. coli bacteria when used as a probiotic and to exclude use as a system for delivering vaccine materials to the gastrointestinal tract. Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property. From January 15, 2011 to May 15, 2012 UST will not negotiate with, or entertain or consider offers from, any third party with respect to the same terms of the letter of intent.

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

On or about May 15, 2011, we entered into a one-year non-binding development agreement for UST to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying our specifications. We have made monthly payments of CA$8,333 (which amount may be increased depending on the scope of the work) to UST pursuant to the agreement. Our right to enter into a definitive license agreement with UST will terminate if we fail to make such monthly payments.  While the development program has proceeded according to plan, there are no assurances that UST’s technology will perform as expected.  If such technology fails to perform to our expectations, we may not enter into a license agreement with UST or if such technology performs, there can be no guarantee that we will have the resources to enter into a license agreement with UST and we may lose all of the payments made to UST.

BioBalance Acquisition

On September 6, 2011, we completed our acquisition of all of the shares of BioBalance Corp., a Delaware corporation (“BioBalance”), and its wholly owned subsidiary BioBalance LLC, from New York Health Care, Inc., a New York corporation (“NYHC”), the sole owner of BioBalance, pursuant to a stock purchase agreement entered into on June 20, 2011 (the “Stock Purchase Agreement”). In connection with the completion of the acquisition and in consideration for the shares acquired, we paid NYHC $300,000 in cash at closing and issued to NYHC (i) 393,391 shares of common stock and (ii) a three-year promissory note in the original principal amount of $100,000. The note bears interest at the rate of 5% per annum, payable semi-annually, with the principal amount payable in three equal annual installments of $33,333.33 commencing on September 6, 2012. If there is an event of default under the note, interest will accrue at 10%. We have the right to prepay the note, in whole or in part, at any time without premium or penalty. In connection with the acquisition, we assumed $25,000 of certain liabilities of BioBalance and BioBalance LLC.

The Stock Purchase Agreement required that NYHC be the sole owner of BioBalance. Accordingly, BioBalance purchased from Yitz Grossman his 33 1/3% membership interest in BioBalance LLC pursuant to a membership interest purchase agreement (the “Membership Purchase Agreement”) in consideration for the indemnification of Mr. Grossman for up to $75,000 in legal fees incurred by him, and not otherwise reimbursed, as a result of his prior activities on behalf of NYHC. Mr. Grossman is the husband of Lisa Grossman, our Secretary and significant shareholder. As a result, of the closing of the stock acquisition, we own 100% of both BioBalance and BioBalance LLC.

This acquisition provides us with the intellectual property to develop and test biotherapeutic agents for the treatment of various gastrointestinal disorders.

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

Until now, probiotics have been sold in the United States as dietary supplements or as components of conventional food products, such as yogurt.  The hurdles to developing probiotics as prescription drugs are many, among them the requirement to meet the stringent requirements of the FDA. However, this pathway does exist, as evidenced by the approval of the IND for E. coli M17. In their scientific publications, FDA staff has termed such products “live biotherapeutics,” as compared to other biologic products, many of which may have been produced by living organisms or cells, but are not in and of themselves capable of replicating and multiplying in the body.

Scientific publications emphasize that while the evidence is growing to support the use of probiotics, more rigorous studies to validate their use in specific conditions is needed.  The European Food Safety Authority has rejected health claims for a number of probiotic products sold over-the-counter, because its expert panel concluded that the clinical data supporting these claims was inadequate.  We believe that this provides a strong rationale for developing probiotics according to drug regulations and approval standards, where the efficacy testing and label indications are approved by the FDA.

Pouchitis:  IND Indication

E. coli M17 has an active IND with the FDA for the indication of maintenance of symptomatic remission in chronic antibiotic-dependent pouchitis. Pouchitis is a complication that may occur in patients following surgical treatment of ulcerative colitis.  This involves removing the colon and reconstructing a rectal pouch, a procedure called restorative proctocolectomy or ileal-anal pouch anal anastomosis.  In some individuals, the pouch can become inflamed, accompanied by pain and frequent, sometimes bloody bowel movements, requiring antibiotic treatment.  While the population of pouchitis sufferers is small, the unmet treatment need is significant.  There are at present no FDA-approved drugs for treating this condition, although metronidazole and ciprofloxacin are typically prescribed off-label.  Some patients develop chronic pouchitis and require continuous antibiotic treatment to maintain remission of their symptoms.  This is undesirable due to the side effects of the drugs and the increased likelihood for developing antibiotic-resistant bacteria.   We plan on developing E. coli M17 as a maintenance therapy alternative to long-term use of antibiotics and their associated risks.

Strategy

We believe that broader medical use of probiotics will follow convincing clinical tests of the type used to obtain regulatory approval for drugs and biologics to treat specific conditions.  We intend to identify, in-license and develop unique probiotic strains for specific medical conditions, obtain regulatory approval and market these probiotics products as FDA-approved prescription drugs for specific label indications. E. coli M17 represents our first probiotic candidate for development and with adequate funding we believe that we will be able to successfully execute our business plan.  A key element of our strategy has been the identification of a dosage form that transforms live probiotic bacteria into a dry, shelf-stable, state of “suspended animation.”  Heretofore, probiotic bacteria have been subjected to freeze-drying or lyophilization, processes that have been ineffective in maintaining viability during storage at room temperature.  Some probiotic products require refrigeration to preserve adequate viability.  This may be one reason for the variable clinical efficacy results that have been reported for many probiotic strains.  Subject to UST’s technology meeting our specifications and our funding resources, we intend to license UST’s bacterial vitrification process, which we believe is far superior to other drying techniques and which we believe will enable us to meet the high potency standards necessary for prescription drug approval.

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

Our Development Plans for Operations in the First Twelve Months

We intend to build our technology and product portfolio through licensing and/or acquisition.  Our strategy for acquiring products is based on identifying and pre-qualifying probiotic bacterial strains that meet certain standards.  Specifically, a candidate product should ideally (a) have an established scientific publication record that demonstrates its unique characteristics, (b) have a history of safe use in humans, and (c) evidence of producing a clinical response in individuals with one or more gastrointestinal disorders.  We believe that E. coli M17 met these standards.  Many probiotics have not been subject to the same scientifically rigorous evaluation as other biotherapeutics or biologic drugs.  As a result, candidate products we identify may not have each of these criteria as well-established as others.

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

The logical next steps include expanded clinical testing.  Because we believe that the first year of development is critical for our success, we have provided the detailed outline as a means of assessing the capital requirements needed to launch a comprehensive clinical development program. If there has been prior testing in animal models and clinical use in humans, the primary task will be to solidify the scientific database with the elements outlined above.  Provided that we obtain adequate financing to re-establish manufacturing in a qualified facility, we believe that the timeline for initiating clinical trials for E. coli M17 is one year or less from the time financing is available.

We currently believe the cost of establishing an active IND for a candidate probiotic to be approximately $750,000 to $1,000,000 depending on the established scientific database for a particular product.  The most expensive tasks include the genomic sequencing, demonstrating that a manufacturing process can be established that meets cGMP standards, and animal testing, depending on the extent required.

We intend to build a pipeline of probiotic biologic candidates.  To minimize the initial capital requirements and speed the path to successful clinical testing, we selected E. coli M17  because it has  a strong history of established use.  Our preferred deal structure for follow-on products will be to use equity instead of cash for the upfront licensing or acquisition costs, coupled with cash or equity milestone payments as the product advances in clinical development, at which point we believe that testing, if successful will increase our ability to raise  additional financing.

Our current goal is to be in clinical testing of E. coli M17 within 12 months of obtaining adequate financing.  Follow-on probiotic candidate strains may be less developed and may take up to two years to complete these steps, provided that there is compelling data to support a unique position for clinical use, compared to probiotic products currently being marketed as traditional dietary supplements.

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

Regulatory Considerations

We currently have a single product, E. coli M17, in development, although we will not begin clinical testing until adequate financing is in place.  Our intended products, probiotic bacteria, fall into the class of biologics.  Our current regulatory strategy involves pursuing FDA approvals of biologic products we may develop as prescription medications.  Industry studies indicate that it takes approximately 8 to 10 years for the average prescription drug or biologic to progress from the IND filing to market introduction.  Biologics are derived from living organisms and include a wide range of products such as vaccines, blood and blood components, allergenics, somatic cells, gene therapy, tissues, and recombinant therapeutic proteins. Biologics can be composed of sugars, proteins, or nucleic acids or complex combinations of these substances, or may be living entities such as cells and tissues. Biologics are isolated from a variety of natural sources, human, animal, or microorganism, and may be produced by biotechnology methods and other cutting-edge technologies. Gene-based and cellular biologics, for example, often are at the forefront of biomedical research, and may be used to treat a variety of medical conditions for which no other treatments are available.

Biologics are approved for marketing under the provisions of the Public Health Service Act.  The Act requires a firm which manufactures a biologic for sale in the United States to hold a license for the product. A Biologic License  Application, also called a Therapeutic Biologic Application,  is a submission that contains specific biologic product information on the manufacturing processes, quality assessments, pharmacology, clinical pharmacology and the medical affects of the biologic product. If the information provided meets FDA requirements, the application is approved and a license is issued allowing the firm to market the product in the US.  A BLA is issued for approved biologics and a NDA (“NDA”) is issued for drugs. Each BLA includes information that is specific for the process and facility where the biologic product is manufactured, tested, and stored.

A prescription drug or biologic can be assigned orphan drug status by the FDA and European regulatory authorities if the indication addresses a target population of less than 200,000 sufferers in the U.S. or less than 5 sufferers per 10,000 persons in Europe. There is a separate Office of Orphan Drug Product Development at the FDA designed to help facilitate rapid approval of orphan drug applications. Once approved, orphan drugs are given 7 year exclusivity in the U.S. and ten years of exclusivity in Europe. Additional benefits of receiving orphan drug status in the U.S. include study design assistance, a 50% reduction in the filing cost of the NDA/BLA (new drug application/biological licensing application) and may also include partial funding of clinical costs by the FDA. The NDA/BLA requests permission from FDA to market a drug in the U.S. In Europe, a drug product is filed with the European Medicines Agency (“EMEA”) for marketing throughout the European Commission area. The EMEA has a Committee for Orphan Medicinal Products whereby drugs are designated "orphan drug" status for the European Union.  We believe that the indication identified in the IND for E. coli M17 will meet criteria for orphan drug designation, based upon the target population being less than 200,000 in the U.S.

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

We have established the basic terms of a technology transfer and clinical trial product manufacturing contract with an experienced cGMP contract manufacturing company to be entered into upon our raising sufficient funds in order to satisfy our payment requirements under such agreement.  The incorporation of the UST technology into the manufacturing process, if our development project with UST proves successful, should decrease the number of production batches needed for clinical trial manufacturing, therefore lowering costs. Until we license the UST technology and transfer the manufacturing process, we will be unable to determine the cost of producing clinical trial material or whether the UST process is compatible with the contract manufacturing facility we have identified.  These changes will need to be factored into the terms of the manufacturing contract.  While we believe that this is possible, we have no assurance at the present time that these changes are acceptable to the contract manufacturing company.  For this reason, finalization of the license agreement with UST and transfer of full process details is a key step in determining whether our manufacturing plan is achievable. If we are successful in raising financing sufficient to allow us to enter into such agreement, both with UST and the contract manufacturer, and the manufacturer executes and delivers to us the agreement containing those terms, we will be in a position to implement manufacturing.

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

The intellectual property acquired with the BioBalance acquisition includes a number of issued U.S. and foreign patents, as well as patent applications that are pending.  The issued patents cover specific composition of a liquid dosage form and its therapeutic use, as well as the use of E. coli M17 for various gastrointestinal disorders.  Pending U.S. and foreign patent applications relate to the liquid dosage form, a composition combining an antibiotic with E. coli M17 and other aspects related to E coli M17 that have not yet been published.  In addition, should we obtain a license for the UST technology, this will provide access to several pending U.S. and foreign applications, one of which has received first notice of allowance in Israel.   In addition, we acquired ownership of the E. coli M17 cell deposits with the American Tissue Culture Collection, master and working seed deposits at secure storage locations, and know-how related to the manufacture of E. coli M17 product in the BioBalance acquisition.

The following patents were acquired from BioBalance:

ISSUED PATENTS ACQUIRED FROM BIOBALANCE: TITLE	COUNTRY PATENT NUMBER	EXPIRATION DATE

Probiotic Compositions for the Treatment of Inflammatory Bowel Disease	US 7,018,629	10/06/2022

Bacterial Strain, Processed Plant Extracts and Probiotic Compositions for Human and Veterinary Use	Europe 1185618 Australia 778789 Mexico 255870 New Zealand 515830 New Zealand 527587	06/03/2019 06/03/2019 06/03/2019 06/03/2019 06/03/2019

Bacterial Strain, Processed Plant Extracts, Compositions Containing Same, Processes for Their Preparation and Their Therapeutic And Industrial Applications	US 6,500,467 US 6,569,424 US 6,544,510 US 6,544,509 US 6,544,508 US 6,534,054 US 6,534,053 US 6,524,576 US 6,524,575 US 6,514,494	06/03/2019 06/03/2019 06/03/2019 06/03/2019 06/03/2019 06/03/2019 06/03/2019 06/03/2019 06/03/2019 06/03/2019

Bacterial Strain, Processed Plant Extracts and Probiotic Compositions for Human and Veterinary Use	US 6,503,505 US 6,500,424 US 6,511,661 US 6,500,423	06/03/2019 06/03/2019 06/03/2019 06/03/2019

Bacterial Strain, Processed Plant Extracts, Compositions Containing Same, Processes for Their Preparation and Their Therapeutic and Industrial Applications	Australia 2002221004 New Zealand 526748 US 7,504,251 China ZL01821485.1 Russian Fed. 2281326 South Africa 2003/4747	11/30/2020 11/30/2020 11/30/2020 11/30/2020 11/30/2020 11/30/2020

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

As reflected in our financial statements filed in this Annual Report, we are in the development stage. As of December 31, 2011, we have incurred a net loss of $303,723 from inception and used cash in operations of $252,010.  As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

We will be required to expend substantial amounts of working capital in order to acquire, develop, test, obtain the requisite regulatory approvals, manufacture and market our proposed products and establish the necessary relationships to implement our business plan. Even though we raised $425,000 from the issuance of shares of common stock, we still do not have sufficient cash for our operations.  We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future. Our failure to raise additional funds in the future will adversely effect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We are in discussions with several financing sources but currently have no firm commitments, agreements or arrangements with respect to any such financing, and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. After reviewing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may never be able to effectuate the license agreement with UST and therefore we may lose all payments made to UST.

Under the terms of a development agreement with UST, we are required to pay UST at least CA$8,333.33 per month (which amount may be increased depending on the scope of the work required).  We commenced paying UST these monthly payments in May 2011, and have made eleven payments to UST, with the last payment due on April 15, 2012 after which time we plan to exercise our option to enter into the license agreement with UST. At such time a $25,000 payment will become due to UST.  If we are unable to make  such payment, all payments made to UST will be forfeited and we will have no asset or revenue stream; however, we could  possibly have a revenue stream from the product formulated with a different technology.  Accordingly, an investor may not see any return from his investment in our company

Our right of first refusal to license the UST’s preservation technology, if exercised, is limited to E. coli probiotic bacteria.

Our right of first refusal to license the UST’s technology, if exercised, is limited to the use with E. coli probiotic bacteria. In order to utilize the UST license we will need to source and/or acquire development rights for an E. coli probiotic strain.If our development of recently acquired E. coli M17 proves unsuccessful, we may be unable to gain access to an appropriate E. coli probiotic strain. We would then be unable to utilize the UST’s technology, unless we were successful in renegotiating a field of use with UST for a different probiotic bacterial species.  There is no assurance that we could negotiate an alternate use for equivalent or favorable terms which would have an adverse effect our ability to complete product development plans and on our company.

Even if we are able to make payments to UST as contractually required, we may not obtain FDA approval for the formulation licensed from UST.

In order to make use of the UST’s technology, we will need to obtain access to an E. coli probiotic and move it forward in preclinical and clinical development.  With the acquisition of E. coli M17 we have an E coli strain that is suitable for use of the UST technology under the terms of a potential license with UST.  We believe that the UST manufacturing process is compatible with our existing process for producing E. coli M17 and will be acceptable to FDA.  However, until we transfer the technology, we cannot conduct the necessary manufacturing runs incorporating the UST process and submit those to FDA as an amendment to our manufacturing process.  While we plan to make these changes and submit them in accordance with existing regulatory requirements, subject to adequate finding, we have no assurance that the FDA will find them to be satisfactory.  Initiation of clinical testing of product made using the UST technology will require approval of our change in manufacturing. Failure to obtain such approval  would hamper our development plans and after having made significant capital expenditures, could have a material adverse effect on us.

UST’s final product formulation may not satisfy the stability and shelf-life requirements that we require.

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

Our operations and business strategy are completely dependent upon the knowledge and business contacts of Dr. Robert Hoerr, our president and principal executive officer, and Dr. Lawrence Levitan, our treasurer and principal financial and accounting officer.   They are under no contractual obligation to remain employed by us. We do not have employment agreements in place with Dr. Hoerr and Dr. Levitan and will be unable to do so until we have the funding in place to commit to their compensation.  If they should choose to leave us for any reason before we have hired suitable replacements, our operations may fail. Even if we are able to find such personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.  We will fail without Dr. Hoerr or Dr. Levitan or an appropriate replacement(s). We intend to acquire key-man life insurance on the life of Dr. Hoerr and Dr. Levitan naming us as the beneficiary when and if we obtain the resources to do so and provided that Drs. Hoerr and Levitan remain insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

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

We own no manufacturing facilities or equipment, and employ no manufacturing personnel. We currently expect to use third parties to manufacture products we may develop on a contract basis. We have negotiated the terms of a technology transfer and clinical trial product manufacturing contract with an established cGMP contract manufacturing company which we currently intend to enter into upon our raising sufficient funds to satisfy our payment requirements under such agreement. The terms of this contract will need to be revised if we license the UST technology, in order to incorporate the UST process into our manufacturing plan.  We do not yet have the detailed information required to revise or re-negotiate such terms or to predict how it will change the contract or the costs.  We intend to do this as soon as possible after the decision to license the UST technology is made.  However, there can be no assurances that we will be able to renegotiate a contract on favorable terms or at all. Third party manufacturers may require that we have sufficient funding to, among other things, transfer our manufacturing process. We may not be able to obtain manufacturing services on reasonable terms or at all or sufficient funding to transfer our manufacturing process. As a result, our ability to manufacture products we may develop and start clinical trial testing may be impaired. We may in the future seek to establish our own manufacturing facilities, in which case, we will incur expenses requiring additional financing, may be unsuccessful in hiring sufficient experienced personnel and experience significant time delays in our development program.

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

We face an inherent risk of exposure to product liability claims and negative publicity in the event that the use of a product that we develop and commercialize results in injury. We face the risk that materials used in the manufacture of the final product may be contaminated with substances that may cause sickness or injury to persons who have used the products, or that sickness or injury to persons may occur if the product distributed by us is ingested in dosages that exceed the dosage recommended on the product label. In the event that insurance coverage or contractual indemnification is not adequate, product liability claims could have a material adverse effect on our business. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding any future insurance coverage, could have a material adverse effect on our business. Additionally, negative publicity asserting that any products we may develop, or similar products of others, may be harmful, could have a material adverse effect on our business, regardless of whether such reports are scientifically supported, regardless of whether the harmful effects would be present at the dosages recommended for such products, and regardless of whether such adverse effects resulted from failure to consume the product as directed.

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

Our officers and directors, in the aggregate, beneficially own or have the right to vote approximately 29% of our outstanding common stock. As a result, these shareholders, acting together, will have the ability to substantially affect all matters submitted to our shareholders for approval including:

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

Our Articles of Incorporation authorizes the issuance of 150,000,000 shares of common stock, par value $.0001 per share, of which 35,413,391 shares are currently issued and outstanding. The issuance of the shares of common stock by the Company will result in substantial dilution in the percentage of our common stock held by our existing shareholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B.      Unresolved Staff Comments

None

Item 2.        Properties

Our executive offices, located at 1264 University Avenue West, Suite 404, St. Paul, Minnesota 55104, consist of approximately 200 square feet of office space provided to us by our President. We do not pay rent for this space. We believe that this space will be sufficient until we are able to generate revenues, if at all, and hire employees.

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

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “ELGO”. Trading of our common stock commenced on April 15, 2011. Prior to said date,  2011 there was no active market for our common stock. The following table sets forth the high and low bid prices as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions

FISCAL YEAR 2011	HIGH	LOW

Second Quarter	$0.61	$0.10
Third Quarter	$1.01	$0.05
Fourth Quarter	$0.40	0.11

The last reported sales price of our common stock on the OTCBB on April 9, 2012, was $0.102.

Holders

As of April 9, 2012, we had approximately 65 shareholders of record.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock nor do we anticipate paying dividends in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following are all issuances of unregistered securities by us since inception on September 2, 2009 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). In each of these issuances the recipient represented that he or it was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. No general solicitation or advertising was used in connection with any transaction, and the certificate evidencing the securities that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

On November 4, 2009 by action taken by our board of directors, we issued 1,500,000, 500,000, 500,000 and 7,800,000 shares of our common stock to Dr. Hoerr, Dr. Levitan, Mr. Welwart and Mrs. Grossman, respectively, our executive officers and directors, at the purchase price of $0.0001 per share for the aggregate consideration of $1,030.  Each issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act.  Each of the above persons is a founder of our Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

From November through December 2009, we issued an aggregate of 15,700,000 shares of our common stock to 50 investors in a fully subscribed private placement made pursuant to the exemption from the registration requirements of the Securities Act provided under Section 4(2) of, and Rule 504 of Regulation D of the Securities Act.  The consideration paid for such shares was $0.003 per share, amounting in the aggregate to $47,100. The Company conducted the private placement without any general solicitation or advertisement and a restriction on resale.  The Company provided all investors in the private placement with a subscription agreement.

In May 2010, the Company issued 20,000 shares of common stock to an outside vendor for services with a fair value of $60 ($.003 per share). The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act.

On January 17, 2011, in connection with a loan agreement for a series of loans up to an aggregate of $50,000, we issued 500,000 shares of our common stock to the lender as consideration for its loan commitment.  The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act.

In February 2011, we issued Surge Partners, Ltd. (“Surge”) 500,000 shares of common stock in consideration for Surge agreeing to lend the Company up to an aggregate of $50,000. The shares were valued at $25,000 ($.05 per share). Irv Bader, the father of Lisa Grossman, the Secretary of our company, is President of Surge. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act.

On June 6, 2011, in connection with the completion of the acquisition and in considerations for all of the shares of BioBalance, we issued (i) 393,391 shares of common stock and (ii) a three-year promissory note to NYHC in the original principal amount of $100,000. Such note bears interest at the rate of 5% per annum, payable semi-annually, with the principal amount payable in three equal annual installments of $33,333.33 commencing on the first anniversary of the date of issuance. If there is an event of default, as defined in the Note, interest will accrue at 10%. We have the right to prepay the note, in whole or in part, at any time without premium or penalty. Such shares and note were issued pursuant to the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended.

On January 11, 2012, we entered into an agreement with MBTA Management, LLC, a Pennsylvania limited liability company (“MBTA”), pursuant to which MBTA will lend us an aggregate of $100,000 as follows, $50,000 on or before January 16, 2012, $25,000 upon our request at any time after February 1, 2012 and an additional $25,000 upon our request after February 15, 2012.  Each loan will be unsecured and evidenced by a promissory note setting forth the interest rate and other terms of the loan.

On January 16, 2012, MBTA made the first loan of $50,000 to us and we issued a promissory note in the principal amount of $50,000 and 500,000 shares of common stock to MBTA as consideration for agreeing to make such loans. The note bears interest at 5% per annum, can be prepaid by us without penalty or premium, and is due and payable on July 16, 2012, or earlier upon our bankruptcy, an assignment for the benefit of creditors or an involuntary bankruptcy not resolved in 10 days. The proceeds of the $50,000 loan were used to pay off two outstanding promissory notes, each in the principal amount of $25,000, which were held by BSF II LLC, an affiliate of the Company.

On each of February 1, 2012 and March 14, 2012, MBTA loaned us $25,000 and we issued MBTA a promissory note evidencing such loans.  The notes bear interest at 5% per annum, can be prepaid by us without penalty or premium, and are due and payable on August 1, 2012, and September 14, 2012, respectively, or earlier upon our bankruptcy, an assignment for the benefit of creditors or an involuntary bankruptcy not resolved in 10 days

The issuances to MBTA were made in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011.

Item 6.         Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our plan of operation and financial condition is based upon, and should be read in conjunction with, our financial statements and accompanying notes thereto included elsewhere in this annual report.

Certain statements contained in this annual report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the products we plan to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We are an early stage company with plans to engage in the development of proprietary probiotic bio-therapeutic products for the treatment of various gastrointestinal disorders. We intend to market these products as FDA approved prescription drugs.

UST

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

Upon execution of the license agreement, we will be required to issue 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, we will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the BLA and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. We will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicensees. Our right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event we receive other than cash consideration from a sublicense, we will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued. All amounts required to be paid to UST by us will be made in Canadian dollars at UST’s request.  We will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment.

On or about May 15, 2011, we entered into a one-year non-binding development agreement for UST to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying our specifications. We have made monthly payments of CA$8,333 (which amount may be increased depending on the scope of the work) to UST pursuant to the agreement. From January 15, 2011 to May 15, 2012 UST will not negotiate with, or entertain or consider offers from, any third party with respect to the same terms of the letter of intent. Our right to enter into a definitive license agreement with UST will terminate if we fail to make such monthly payments.  We have made eleven monthly payments to UST, with the last payment due on April 15, 2012.

There are no assurances that UST’s technology will perform as expected.  If such technology fails to perform to our expectations, we may not enter into a license agreement with UST or if such technology performs, there can be no guarantee that we will have the resources to enter into a license agreement with UST and we may lose all of the payments made to UST.

BioBalance

On September 6, 2011, we completed our acquisition of all of the shares of BioBalance and its wholly owned subsidiary BioBalance LLC, from NYHC, the sole owner of BioBalance, pursuant to the Stock Purchase Agreement entered into on June 20, 2011. In connection with the completion of the acquisition and in consideration for the shares acquired, we paid NYHC $300,000 in cash at closing and issued to NYHC (i) 393,391 shares of common stock and (ii) a three-year promissory note in the original principal amount of $100,000. The note bears interest at the rate of 5% per annum, payable semi-annually, with the principal amount payable in three equal annual installments of $33,333.33 commencing on September 6, 2012. If there is an event of default under the note, interest will accrue at 10%. We have the right to prepay the note, in whole or in part, at any time without premium or penalty. In connection with the acquisition, we assumed $25,000 of certain liabilities of BioBalance and BioBalance LLC.

This acquisition provides us with the intellectual property to develop and test biotherapeutic agents for the treatment of various gastrointestinal disorders.

The Stock Purchase Agreement required that NYHC be the sole owner of BioBalance.  Accordingly, BioBalance purchased from Yitz Grossman his 33 1/3% membership interest in BioBalance LLC pursuant to the Membership Purchase Agreement in consideration for the indemnification of Mr. Grossman for up to $75,000 in legal fees incurred by him, and not otherwise reimbursed, as a result of his prior activities on behalf of NYHC. As a result of this purchase and the closing of the stock acquisition described above, we own 100% of both BioBalance and BioBalance LLC.

Plan of Operation

Over the next twelve months, we intend to focus on obtaining the necessary financing to move E. coli M17 forward in development, including finalizing the licensing arrangement with UST, making the necessary changes in our manufacturing plan, finalizing our contract with a manufacturer, making clinical trial product, and beginning first clinical studies permitted under the IND.  We also hope to recruit additional management or expert consultants to assist in our further development of E. coli M17.  We also intend to utilize expert consultants for identifying additional probiotic products and intellectual property for in-licensing and further development, evaluating and expanding the intellectual property coverage for those products, and establishing the clinical and regulatory development program for these. first in-licensed product. We are not currently negotiating for or considering the acquisition of additional technology.

Results of Operations for the years ended December 31, 2011 and 2010

As of December 31, 2011, we had $17,975 in cash as compared $1,058 for the year ended December 31, 2010. We believe that such funds will not be sufficient to effectuate our development plans over the next twelve months.  We will need to seek additional capital for the purpose of financing our development and marketing efforts.

Revenues
We did not generate any revenues during the years ended December 31, 2011 and 2010 and for the period from September 2, 2009 (inception) through December 31, 2011.

Total operating expenses
For the year ended December 31, 2011, totaling operating expenses were $195,029, which include $47,528 for professional fees, $12,000 for consulting fees, $91,344 for research and development, $6,000 for compensation expense, $37,371 for general and administrative expenses and $786 for amortization expense.  For the year ended December 31, 2010, total operating expenses were $72,451, which include $35,541 for professional fees, $12,000 for compensation expense and $24,910 for general and administrative expenses..

The increase in total operating expenses of $122,578 represents an increase of 169% from the total operating expenses of $72,451 for the year ended December 31, 2010.   During the period from September 2, 2009 (inception) to December 31, 2011, total operating expenses were $275,444. The increase in the research and development expenses is attributable to the one year non-binding development agreement with UST. For the period commencing September 9, 2009 (inception) to December 31, 2010, the total operating expenses were $80,415, which included legal and professional accounting fees associated with the filing of a registration statement  and general and administrative expenses of $416.

Net loss
During the year ended December 31, 2011 and the period from September 2, 2009 (Inception) to December 31, 2011, we had a net loss of $223,013 and $303,723, respectively.. During the year ended December 31, 2010 and the period from September 2, 2009 (Inception) to December 31, 2009, we had a net lost of $72,611 and $8,099, respectively, and a net loss of $80,710 for the period from September 2, 2009 (Inception) through December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had a cash balance of $17,975. Other than the current $1,750,000 offering, we currently have no agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or any other sources. We estimate we will require approximately $1,000,000 to adequately fund operations and execute our business plan in the next twelve months. We do not believe that such funds will be sufficient to fund our expenses over the next twelve months. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

As reflected in the accompanying audited condensed financial statements, we are in the development stage with no operations, a net loss of $303,723 from inception and used cash in operations from inception of $252,010. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Recently Issued Accounting Standards

Our consolidated financial statements are based on the selection and application of accounting principles (“GAAP”), which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements and are included in Item 8 of Part II of this Annual Report. If different assumptions were made or different conditions existed, our financial results could have been materially different.

See “Note 1 - Organization and Summary of  Significant Accounting Policies  to our financial statements included in Item 8 of Part II of this Annual Report for information regarding recently recent accounting pronouncements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.        Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Enterologics, Inc.

We have audited the accompanying consolidated balance sheets of Enterologics, Inc. (a development stage Company) (the “Company”) as of December 31, 2011and 2010, and the related consolidated statements of operations, consolidated stockholders’ deficit, and consolidated cash flows for the years then ended, and for the period since September 2, 2009 (inception) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enterologics, Inc. (a development stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period since September 2, 2009 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has been in the development stage since its inception and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
April 10, 2012

1905 Wright Boulevard
Schaumburg, IL 60193
Phone: 847.524.0800
Fax: 847.524.1655

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$17,975	$1,058
Prepaid expenses	-	800

Total Current Assets	17,975	1,858

PROPERTY AND EQUIPMENT
Patent, (net of Accumulated Amortization of $12,691 and -0- respectively)	93,644
Website Costs, (net of Accumulated Amortization of $786 and -0- respectively)	2,359	1,000

Total Property and Equipment-Net	96,003	1,000

OTHER ASSETS
Goodwill	481,353	-

Total Other Assets	481,353	-

TOTAL ASSETS	$595,331	$2,858

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$28,805	$9,107
Accounts payable - related party	1,101	2,123
Accrued Interest	2,958	148
Notes payable	100,000
Notes payable - related party	33,333	12,000

Total Current Liabilities	166,197	23,378

LONG TERM LIABILITIES
Notes payable	66,667	-

Total Long Term Liabilities	66,667	-

TOTAL LIABILITIES	232,864	23,378

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 35,413,391 and 26,020,000 shares issued and outstanding, respectively	3,541	2,602
Additional paid in capital	662,649	57,588
Accumulated deficit - during developmental stage	(303,723)	(80,710)

Total Stockholders’ Equity / (Deficiency)	362,467	(20,520)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$595,331	$2,858

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period September 2, 2009 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
OPERATING EXPENSES
Professional fees	$47,528	$35,541	$90,616
Consulting fees	12,000	-	12,000
Research and development	91,344	-	91,344
Compensation expense	6,000	12,000	18,000
General and administrative	37,371	24,910	62,698
Impairment expense		-
Amortization expense	786	-	786

Total Operating Expenses	195,029	72,451	275,444

LOSS BEFORE PROVISION FOR INCOME TAXES	(195,029)	(72,451)	(275,444)

OTHER INCOME (EXPENSES)
Interest income	-	5	5
Loan amortization expense- related party	(25,000)	-	(25,000)
Interest expense	(2,984)	(165)	(3,284)
Total Other Income (Expenses)	(27,984)	(160)	(28,279)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(223,013)	(72,611)	(303,723)
Provision for Income Taxes	-	-	-

NET (LOSS)	$(223,013)	$(72,611)	$(303,723)
Net loss per share - basic and diluted	-	-

Weighted average number of shares outstanding during the period - basic and diluted	33,166,649	26,012,000

ENTEROLOGICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

					Additional		Accumulated Deficit -	Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscription	Development Stage	Equity / (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Receivable

BALANCE, SEPTEMBER 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to
December 31, 2009	-	-	-	-	-	-	(8,099)	(8,099)

BALANCE, DECEMBER 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Common stock issued for purchase of Bio-Balance			393,391	39	149,961			150,000

Net loss, for Twelve months ended December 31, 2011	-	-	-	-	-	-	(223,013)	(223,013)

BALANCE, DECEMBER 31, 2011	-	$-	35,413,391	$3,541	$662,649	$-	$(303,723)	$362,467

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	For the Period Septemeber 2, 2009 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,013)	$(72,611)	$(303,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	6,000	12,000	18,000
Stock issued for loan commitment fees-related party	25,000		25,000
Stock issued for services	-	60	60
Amortization Expense	786	-	786
Changes in operating assets and liabilities:			-
(Increase) in prepaid expenses	800	(800)	-
Increase/ (decrease) in accounts payable	(7,421)	9,059	1,686
Increase / (decrease) is accounts payable - related party	1,101	2,123	3,224
Increase/ (decrease) in Accrued Expenses	2,809	13	2,957

Net Cash Used In Operating Activities	(193,938)	(50,156)	(252,010)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	(2,145)	(1,000)	(3,145)
Cash paid for acquisition of wholly owned subsidiary	(300,000)	-	(300,000)

Net Cash Used In Investing Activities	(302,145)	(1,000)	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	425,000	20	473,130
Proceeds from notes payable-related party	130,000	8,500	145,500
Repayment from notes payable-related party	(42,000)	-	(45,500)

Net Cash Provided By Financing Activities	513,000	8,520	573,130

NET INCREASE (DECREASE ) IN CASH	16,917	(42,636)	17,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,058	43,694	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,975	$1,058	$17,975

Cash paid for interest expense	$2,984	$151	$-
Cash paid for Income Taxes	$-	$-	$-

Supplemental disclosure of non cash investing & financing activities:

Issuance of 500,000 shares of common stock of $25,000 ($0.05 per share) for loan commitment fees	$25,000	$-	$25,000
Issuance of stock for asset acquistion	$150,000	$-	$150,000
Issuance of note payable for asset acquistion	$100,000	$-	$100,000
Assumption of accounts payable in asset acquistion	$24,997	$-	$24,997

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Enterologics, Inc. was incorporated under the laws of the State of Nevada on September 2, 2009 to develop, test, and obtaining regulatory approvals for, manufacturing, commercializing and selling new prescription drug products.

On September 6, 2011 Enterologics, Inc. acquired BioBalance Corp. and BioBalance LLC, and they are a wholly-owned subsidiary of Enterologics, Inc.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2011 and 2010 the Company did not have any balances that exceeded FDIC insurance limits.

(D) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the year ended December 31, 2011 and 2010, the Company incurred $3,145 and $1,000, respectively, in website development costs.  As of December 31, 2011 and 2010, amortization of $764 has been taken, as of December 31, 2010 the website had not been placed into service and no amortization expense has been recorded.

(E) Principles of Consolidation

The consolidated financial statements included the accounts of Enterologics, Inc. and its wholly-owned subsidiary BioBalance Corp., and BioBalance LLC, from the date of acquisition of September 6, 2011 through December 31, 2011. All material intercompany balances and transactions have been eliminated in consolidation.

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

(G) Loss per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings per Share.” As of December 31, 2011 and 2010, there were no common share equivalents outstanding.

(H)  Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $114,329 and $0 for the year ended December 31, 2011 and 2010, respectively.

(I) Fair Value of Financial Instruments

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

(K) Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with ASC Topic 360, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

(L) Income Taxes

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

	2011	2010

Expected income tax recovery (expense) at the statutory rate of 38.6%	$(84,052)	$(28,028)
Tax effect of expenses that are not deductible for income tax purposes
(net of other amounts deductible for tax purposes)	2,365	4,846
Change in valuation allowance	81,688	23,182

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2011	2010
Deferred income tax asset:
Net operating loss carry forwards	$109,715	$26,308
Valuation allowance	(109,715	(26,308)
Deferred income taxes	$-	$-

As of December 31, 2011, the Company has a net operating loss carry forward of $284,237 available to offset future taxable income through 2030.  This results in deferred tax assets of $109,715 as of December 31, 2011. The valuation allowance at December 31, 2010 was $28,028. The change in the valuation allowance for the year ended December 31, 2010 was an increase of $81,688.

(M) Fair Value

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2011 and December 31, 2010.  All of the Company’s intangible assets are valued using the level 3 inputs as of December 31, 2011.

(N) Recent Accounting Pronouncements

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU will does not have a material effect on its financial position or results of operations.

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

The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU does not have a material effect on its financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted ASU 2011-05, as of December 31, 2011.

NOTE 2     ASSET PURCHASE AQUISITION

On September 6, 2011, the Company acquired 100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care, Inc. for $300,000 in cash, 393,391 shares of our common stock with a fair value of $150,000 based on the fair value on the date of the grant and a Note Payable for $100,000  to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $347 of interest expense was recognized for the period ended December 31, 2011. These financial statements are presented in a consolidated format.

Purchase price	$550,000
Patents	$93,644
Goodwill	481,353
Less: Assumption of Accounts Payable	-24,997
Total assets acquired	$550,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2011:

Enterologics Corp and Subsidiary for the year ended December 31, 2011
Gross revenue	$-
Total expenses	(243,542)
Net income (loss) before taxes	$(243,542)
Earnings (loss) per share	$(0.01)

NOTE 3     NOTES PAYABLE- RELATED PARTIES

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of December 31, 2011 the Company recorded accrued interest of $908. The loan has not been repaid as of April 3, 2012 and is currently in default. (See note 5).

On December 2, 2011 a related party loaned $25,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid not before December 31, 2011 As of December 31, 2011 the Company recorded accrued interest of $104.   On January 18, 2012 the loan and accrued interest of $104 were repaid. (See note 5).

On December 19, 2011 a related party loaned $25,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid not before December 31, 2011 As of December 31, 2011 the Company recorded accrued interest of $45.   On January 18, 2012 the loan and accrued interest of $161 were repaid. (See note 5).

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

On September 6, 2011, the Company issued 393,391 share of common stock as part of an asset purchase acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care. In addition $300,000 in cash was paid to New York Health Care and a Note Payable was issued for $100,000 to New York Health Care to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and the annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $347 of interest expense was recognized for the year ended December 31, 2011.

(C) Loan Commitment Fee

On January 7, 2011 the Company issued 500,000 shares of common stock to a related party valued at ($.05 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on September 7, 2011. The Company is amortizing the value over the term of the commitment. As of December 31, 2011 the Company expensed $25,000.

(D) Imputed Compensation

During the year ended December 31, 2011, an individual contributed services to the Company at a fair value of $6,000.During the year ended December 31, 2010, an individual contributed services to the Company at a fair value of $12,000.

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of December 31, 2011 the Company recorded accrued interest of $908. The loan has not been repaid as of April 3, 2012 and is currently in default.

On December 2, 2011 a related party loaned $25,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid not before December 31, 2011 As of December 31, 2011 the Company recorded accrued interest of $104.   On January 18, 2012 the loan and accrued interest of $104 were repaid.

On December 19, 2011 a related party loaned $25,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid not before December 31, 2011 As of December 31, 2011 the Company recorded accrued interest of $45.   On January 18, 2012 the loan and accrued interest of $161 were repaid.

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

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the year ended December 31, 2011 the company made payments to UST totaling $114,329 US Dollars.

NOTE 7    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $303,723 from inception, used cash in operations from inception of $252,010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8   SUBSEQUENT EVENTS

On January 11, 2012 the Company entered into a letter of agreement for a series of loans up to an aggregate of $100,000 and on January 17, 2012 borrowed an initial $50,000 and issued 5% promissory notes to the lender. The principal and accrued interest under the note is due and payable on July 16, 2012. On February 3, 2012 the Company borrowed an additional $25,000 and issued 5% promissory notes to the lender.  The principal and accrued interest under the note is due and payable on August 1, 2012. On March 14, 2012 the Company borrowed an additional $25,000 and issued 5% promissory notes to the lender.  The principal and accrued interest under the note is due and payable on September 14, 2012. This was the final borrowing under the letter of agreement.

On January 18, 2011, the Company repaid two outstanding demand notes to related parties issued on December 2, 2011 and December 19, 2011 the repayment included accrued interest at 5% of $161 and $103 respectively.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems,  no matter how well designed, have inherent limitations.

Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or delected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a full time accountant with adequate and relevant experience in conforming financial statements with US GAAP; (2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of December 31, 2011.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

In order to mitigate the foregoing material weaknesses, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And. we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a full functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Robert Hoerr, M.D., PhD.	62	President and Director
Lawrence Levitan, M.D.	55	Treasurer and Director
William Welwart	57	Vice President and Director
Lisa Grossman	49	Secretary

Robert Hoerr, M.D., PhD.  has been our President and a director of our company since its inception on September 2, 2009. From October 2004 through October 2009, Dr. Hoerr was the Chairman of the Board and Chief Executive Officer and a director of Nanocopoeia, Inc., a development stage company, which he co-founded, which is involved in the development of pharmaceutical products.  He continues as a director and as Chief Scientific Officer provides research and development guidance to Nanocopoeia.  From October 2004 to the present, Dr. Hoerr has been the president and owner of Nutramentals, Inc., a medical and regulatory consulting firm. Dr. Hoerr’s experience and skill in the pharmaceutical industry, with strategic planning for development stage companies as well as his qualification as a director of another company, led to the conclusion of our board that Dr. Hoerr should serve as a director of our company.

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

There are no familial relationships among any of our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

Each director of the Company serves for a term of one year or until such director’s successor is duly elected and is qualified.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until such officer’s successor is duly elected and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2011 except that Lisa Grossman, Robert Hoerr, Lawrence Levitan and William Welwart filed their respective Form 3s late.

Code of Ethics

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.      Executive Compensation.

Summary Compensation

Since our incorporation on September 2, 2009, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Hoerr, M.D., PhD	2011	0	0	0	0	0	0	0	0
(President)	2010	0	0	0	0	0	0	0	0
Lawrence Levitan, M.D	2011	0	0	0	0	0	0	0	0
(Treasurer)	2010	0	0	0	0	0	0	0	0
William Welwart	2011	0	0	0	0	0	0	0	0
(Vice President)	2010	0	0	0	0	0	0	0	0
Lisa Grossman	2011	0	0	0	0	0	0	0	0
(Secretary)	2010	0	0	0	0	0	0	0	0

We have no employment agreements with any of our directors or executive officers.

Long-Term Incentive Plans. As of December 31, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation in the event of termination of employment or corporate change in control.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 9, 2012, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 35,413,391 shares of our common stock issued and outstanding as of April 9, 2012. Unless otherwise indicated, the address of each person listed is c/o Enterologics, Inc., 1264 University Avenue West, Suite 404, St. Paul, Minnesota 55104.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Uri Dreifus	2,088,500	5.96%
Zachary Grossman	2,500,000	7.14%
Gabriel Solomon	2,500,000	7.14%
Robert Hoerr, M.D., PhD.	1,500,000	4.28%
Lawrence Levitan, M.D	500,000	Less than 1%
William Welwart	500,000	Less than 1%
Lisa Grossman	7,800,000	22.27%
Directors and officers, as a group (4 persons)	10,300,000	29.41%

There are no family relationships among our officers and directors.  Zachary Grossman is the adult son of Lisa Grossman.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2010, we have engaged in the following transactions with our directors, executive officers, holders of more than five percent of our voting securities, and affiliates of our directors, executive officers and 5% shareholders.

On August 17, 2010, The Meister Group loaned us $5,000 for operating expenses. The loan was unsecured, accrued interest at the rate of 5%, and had a maturity of November 15, 2010 which was extended to February 1, 2011. The loan was repaid in full with accrued interest on January 10, 2011. Lisa Grossman, our Secretary is the vice president of The Meister Group.

On October 22, 2010, The Meister Group loaned us $5,000 for operating expenses. The loan was unsecured, accrued interest at the rate of 5% and matured on January 15, 2011. The loan was repaid in full with accrued interest on January 10, 2011. Lisa Grossman, our Secretary is the vice president of The Meister Group.

On November 24, 2010, The Meister Group loaned us $2,000 for operating expenses. The loan was unsecured, accrued interest at the rate of 5% and matured on March 23, 2011. The loan was repaid in full with accrued interest on January 10, 2011. Lisa Grossman, our Secretary is the vice president of The Meister Group.

Our executive offices consist of approximately 200 square feet of office space provided to us by our President, Dr. Hoerr. We currently do not pay rent for such space.

On January 7, 2011, we entered into a loan agreement with Surge for a series of loans up to an aggregate of $50,000 and borrowed an initial $20,000 and issued a 5% promissory note to Surge. The principal and accrued interest under the note is due and payable on the earlier of September 7, 2011 or the date we receive proceeds from the sale of our securities in a private offering or through an effective registration statement. In consideration of the loan commitment, on January 17, 2011, we issued Surge 500,000 shares of our common stock. Irv Bader, the father of Lisa Grossman, our Secretary, is President of Surge. On February 9, 2011 we borrowed an additional $10,000 from Surge and executed a substantially identical promissory note, except that the note matures on October 9, 2011. On March 21, 2011 we executed an amendment with Surge which provides that the notes only need to be repaid earlier than the maturity date, if and when the proceeds received by us are in excess of $350,000. We repaid these loans in full with accrued interest on April 11, 2011.

On September 14, 2011, BFSF LLC, loaned us $50,000 for operating expenses. The loan was evidenced by an unsecured demand promissory note which bears interest at the rate of 6% per annum, and may be demanded to be repaid on or after October 31, 2011. As of April 9, 2011, no demand has been made to have the loan repaid. Lisa Grossman, our Secretary and a significant shareholder, is a co-manager of BFSF LLC.

On each of December 2, 2011 and December 19, 2011, BSF II LLC loaned us $25,000 for operating expenses. The loan was evidenced by unsecured demand promissory notes which bear interest at the rate of 5% per annum. These loans were repaid in full with accrued interest on January 18, 2012. Lisa Grossman, our Secretary and a significant shareholder, is a co-manager of BSF II LLC, together with her husband Yitz Grossman.

In connection with our acquisition of BioBalance on September 6, 2011, NYHC was required to be the sole owner of BioBalance. Accordingly, BioBalance purchased from Yitz Grossman his 33 1/3% membership interest in BioBalance LLC pursuant to the Membership Purchase Agreement in consideration for the indemnification of Mr. Grossman for up to $75,000 in legal fees incurred by him, and not otherwise reimbursed, as a result of his prior activities on behalf of NYHC. Mr. Grossman is the husband of Lisa Grossman, our Secretary and significant shareholder.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.      Principal Accounting Fees and Services.

Our principal independent accountant is Lake & Associates, CPA's LLC. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2011
Audit Fees	$8,066	$10,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

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

10.9
5% Promissory Note, dated February 9, 2011 issued to Surge Partners, Ltd. (Incorporated by reference to the corresponding exhibit filed with our Annual Report on Form 10-K filed with the SEC on March 23, 2011)

10.10
Amendment dated March 21, 2011 between Enterologics, Inc. and Surge Partners, Ltd. (Incorporated by reference to the corresponding exhibit filed with our Annual Report on Form 10-K filed with he SEC on March 23, 2011)

10.11
Stock Purchase Agreement, dated June 20, 2011, between Enterologics, Inc. and New York Health Care, Inc. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 22, 2011)

10.12	Form of Promissory Note (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 22, 2011)

10.13	Form of Membership Interest Purchase Agreement (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 22, 2011)

10.14
Promissory Note dated September 6, 2011 in the principal amount of $100,000 issued to BioBalance Corp. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on September 7, 2011)

10.15
Membership Interest Purchase Agreement dated September 6, 2011 between Yitz Grossman and BioBalance Corp. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on September 7, 2011)

10.16
Agreement, dated January 11, 2012, between Enterologics, Inc. and MBTA Management, LLC (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on January 31, 2012)

10.17
Promissory Note, dated January 16, 2012 in the principal amount of $50,000 issued to MBTA Management, LLC (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on Janaury 31, 2012)

10.18	Promissory Note, dated February 1, 2012 in the principal amount of $50,000 issued to MBTA Management, LLC

10.19	Promissory Note, dated March 14, 2012 in the principal amount of $25,000 issued to MBTA Management, LLC

31.1	Certification of Principal executive officer pursuant to Section 302(a) of Sarbanes-Oxley

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302(a) of Sarbanes-Oxley

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROLOGICS, INC.

Dated: April 11, 2012	By:	/s/Robert Hoerr, M.D., Ph.D.
Robert Hoerr, M.D., Ph.D.
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature:	Name:	Title:

April 11, 2012	/s/ Robert Hoerr	Robert Hoerr, M.D., Ph.D.	President and Director (Principal Executive Officer)
April 11, 2012	/s/ Lawrence Levitan	Lawrence Levitan, M.D.	Treasurer and Director (Principal Financial and Accounting Officer)
April 11, 2012	/s/ William Welwart	William Welwart	Vice President and Director
April 11, 2012	/s/ Lisa Grossman	Lisa Grossman	Secretary