Form 10-Q
period 2012-03-31
Enterologics, Inc.
filed 2012-05-15
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to___

Commission file number 000-54347

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,913,391 shares of common stock, $0.0001 par value, issued and outstanding as of May 14, 2012.

PART I.      FINANCIAL INFORMATION

Item 1.   Financial Statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012	December 31,
	2011	2011
CURRENT ASSETS	Unaudited	Audited

Cash	$13,728	$17,975
Investment in Bio Balance
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	13,728	17,975
Patent, (net of Accumulated Amortization of $13,921 and $12,691 respectively)	92,413	93,644
Website Costs, (net of Accumulated Amortization of $1,048 and $786 respectively)	2,097	2,359

OTHER ASSETS

Goodwill	481,353	481,353

TOTAL ASSETS	$589,591	$595,331

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$28,805	$28,805
Accounts payable - related party	1,101	1,101
Accrued Interest	5,608	2,958
Notes payable	100,000
Notes payable - related party	83,333	133,333
Total Current Liabilities	218,847	166,197

LONG TERM LIABILITIES
Notes payable	66,667	66,667

TOTAL LIABILITIES	285,514	232,864

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 35,413,391 and 26,020,000 shares issued and outstanding, respectively	$3,541	$3,541
Additional paid in capital	662,649	662,649
Accumulated deficit - during developmental stage	(362,113)	(303,723)
Total Stockholders’ Equity / (Deficiency)	304,077	362,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$589,591	$595,331

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Period September 2, 2009 Inception to
	March 31, 2012	March 31, 2011	March 31, 2012

OPERATING EXPENSES
Professional fees	$11,438	$14,532	$102,054
Consulting fees	7,000	-	19,000
Research and Development	28,995	-	120,339
Compensation expense	-	3,000	18,000
General and administrative	6,550	1,753	69,248
Impairment Expense		-
Amortization Expense	1,493	-	2,279
Total Operating Expenses	55,476	19,285	330,920

LOSS BEFORE PROVISION FOR INCOME TAXES	(55,476)	(19,285)	(330,920)

OTHER INCOME / (EXPENSES)
Interest income		-	5
Loan amortization expense- related party		-	(25,000)
Interest expense	(2,914)	(16)	(6,199)
	(58,390)	(19,301)	(362,114)
Provision for Income Taxes	-	-

NET LOSS	$(58,390)	(19,301)	$(362,114)

Net loss per share - basic and diluted	-

Weighted average number of shares outstanding during the period - basic and diluted	33,166,649	26,000,000

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended	For the Period Septemeber 2, 2009(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(58,390)	(38,453)	(362,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	-	3,000	18,000
Amortization of Loan Costs		8,539
Stock issued for loan commitment fees-related party	-		25,000
Stock issued for services	-	-	60
Amortization Expense	1,493	-	2,279
Changes in operating assets and liabilities:			-
(Increase) in prepaid expenses	-	500	-
Increase/ (decrease) in accounts payable	-	6,813	1,686
Increase / (decrease) is accounts payable - related party	-	(1,101)	3,224
Increase/ (decrease) in Accrued Expenses	2,650	252	5,608
Increase / (decrease) is Loans Payable			-
Increase/(decrease) in Notes Payable to Related Party
Net Cash Used In Operating Activities	(54,247)	(20,450)	(306,257)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs		-	(3,145)
Cash paid for acquisition of wholly owned subsidiary		-	(300,000)

Net Cash Used In Investing Activities	-	-	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		125,000	473,130
Proceeds from notes payable-related party		-	145,500
Repayment from notes payable-related party	(50,000)	(12,000)	(95,500)
Proceeds from notes payable	100,000	30,000	100,000
		-	-
Net Cash Provided By Financing Activities	50,000	143,000	623,130

NET INCREASE (DECREASE ) IN CASH	(4,247)	122,550	13,728

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,975	1,058	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,728	123,608	13,728

Cash paid for interest expense	$264	-
Cash paid for Income Taxes	-	-	-
Sale of Common Stock for subscription receivable		$300,000

Supplemental disclosure of non cash investing & financing activities:

Issuance of 500,000 shares of common stock of $25,000 ($0.05 per share) for loan commitment fees		$-	25,000

Issuance of stock for asset acquistion		$-	150,000
Issuance of note payable for asset acquistion			$100,000
Assumption of accounts payable in asset acquistion			$24,997

ENTEROLOGICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO DECEMBER 31, 2011

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Common stock issued for purchase of Bio-Balance			393,391	39	149,961			150,000

Net loss, for year ended December 31, 2011	-	-	-	-	-	-	(223,013)	(223,013)

BALANCE, DECEMBER 31 2011	-	$-	35,413,391	$3,541	$662,649	$-	$(303,723)	$362,467

Net loss, for the three months ended March 31, 2012							(58,390)	(58,390)

BALANCE, MARCH 31, 2012			35,413,391	3,541	662,649		(362,113)	304,077

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

On September 6, 2011 Enterologics, Inc acquired BioBalance Corp and BioBalance LLC, and they are a wholly-owned subsidiary of Enterologics, Inc.

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2012 and 2010 the Company did not have any balances that exceeded FDIC insurance limits.

(D) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the three months  ended March  31, 2011 and  2010, the Company incurred $3,145  respectively, in website development costs.  As of March 31, 2012 and 2011, amortization of $1,048 and $786 respectively has been taken.

(E) Principles of Consolidation

The consolidated financial statements included the accounts of Enterologics, Inc and its wholly-owned subsidiary Biobalance Corp, and Biobalance LLC, from the date of acquisition of September 6, 2011 through March 31, 2012. All material intercompany balances and transactions have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2012 and  2011, there were no common share equivalents outstanding.

(H)  Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $28,995 and $0 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March  31, 2012 and  2010.  All of the Company’s intangible assets are valued using the level 3 inputs as of March 31, 2012.

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

NOTE 2     ASSET PURCHASE AQUISITION

On September 6, 2011, the Company acquired  100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care,,Inc for $300,000 in cash, 393,391 shares of our common stock with a fair value of $150,000 based on the fair value on the date of the grant and   a Note Payable for $100,000  to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and  annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $1,264 of interest expense was recognized for the three months ended March  31, 2012. These financial statements are presented in a consolidated format.

Purchase price	$550,000
Patents	$93,644
Goodwill	481,353
Less: Assumption of Accounts Payable	-24,997
Total assets acquired	$550,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2011:

Enterologics Corp and Subsidiary year ended December 31, 2011
Gross revenue	$-
Total expenses	(243,542)
Net income (loss) before taxes	$(243,542))
Earnings (loss) per share	$(0.01)

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of  March 31, 2012 the Company recorded accrued interest of $1,667. The loan has not been repaid as of April 25, 2012 and is currently in default. (See note 5).

On December 2, 2011 a related party loaned $25,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid not before December 31, 2011.   On January 18, 2012 the loan and accrued interest of $104 were repaid. (See note 5).

On December 19, 2011 a related party loaned $25,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid not before December 31, 2011.   On January 18, 2012 the loan and accrued interest of $161 were repaid. (See note 5).

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

On September 6, 2011, the Company issued 393,391 share of common stock as part of an asset purchase acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care. In addition $300,000 in cash was paid to New York Health Care and a Note Payable was issued for $100,000 to New York Health Care to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and the annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $1,263 of interest expense was recognized for the three months  ended March 31, 2012.

(C) Loan Commitment Fee

On January 7, 2011 the Company issued 500,000 shares of common stock to a related party valued at ($.05 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on September 7, 2011. The Company is amortizing the value over the term of the commitment.

(D) Imputed Compensation

During the three months  ended March 31, 2012 and 2011, an individual contributed services to the Company at a fair value of $0 and $3,000 respectively.

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of March 31, 2012 the Company recorded accrued interest of $1,667. The loan has not been repaid as of April 25, 2012 and is currently in default.

On December 2, 2011 a related party loaned $25,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid not before December 31, 2011. On January 18, 2012 the loan and accrued interest of $104 were repaid.

On December 19, 2011 a related party loaned $25,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid not before December 31, 2011. On January 18, 2012 the loan and accrued interest of $161 were repaid.

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

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the three months ended March 31, 2012 the company made payments to UST totaling $25,222 US Dollars.

NOTE 7     NOTES PAYABLE

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

NOTE 8     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $362,114 from inception, used cash in operations from inception of $306,257. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9    SUBSEQUENT EVENTS

On April 27, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after May 30, 2012. The loan was repaid on May 10, 2012 with accrued interest of $21.37.

On May 10, 2012, the Company entered into a loan agreement for $50,000  and issued a 5% promissory note to the lender. The principal and accrued interest under the note is due and payable on November 10, 2012 and has a conversion feature . In consideration of the loan, the Company issued the lender 250,000 shares of common stock with a fair value of $12, 500 ($.05 per share) based on the most recent cash offering price.

On May 14, 2012 the Company and UST extended the time to enter into a license agreement until August 15, 2012.

NOTE 10   RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the Consolidated Balance Sheet presentation and did not impact the Consolidated Statement of Operations, and Consolidated Statement of Cash Flows.

For the period ended March 31, 2012, $100,000 was reclassified to “Notes payable – related party” from “Notes payable” to conform to current year’s presentation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Enterologics,” the “Company,” “we,” “our” or “us” refer to Enterologics, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion and analysis and results of operations should be read in conjunction with our unaudited financial statements and accompanying notes and the other financial information which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on April 11, 2012. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Business Overview

We are an early stage company with plans to engage in the development of proprietary probiotic bio-therapeutic products for the treatment of various gastrointestinal disorders. We intend to market these products as FDA approved prescription drugs.

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology.  We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period, We have the right, pursuant to the letter of intent with UST, to enter into a license agreement until August 15, 2012.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011:

Revenues

The Company did not generate any revenues for the three months ended March 31, 2011 or for the three months ended March 31, 2012.

Total Operating Expenses

During the three months ended March 31, 2012, total operating expenses were $55,476, which includes $11,438 for professional fees, $28,995 for research and development, $7,000 for consulting fees, general and administrative expenses of $6,550, and $1,493 for amortization expense compared to total operating expenses of $19,285 for the three months ended March 31, 2011 which expenses includes $14,532 for professional fees, $3,000 for compensation expense and general and administrative expense of $1,753.  The increase in total operating expenses of $36,191 represents an increase of approximately 188%. The increase in the research and development expenses is attributable to the one year non-binding development agreement with UST.

Net loss

For the three months ended March 31, 2012, net loss was $58,390 compared with net loss for the three months ended March 31, 2011 of $19,301 which represents an increase of $39,089, or approximately 203%.

Liquidity and Capital Resources

As of March 31, 2012 we had $13,728 cash on hand. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company with no operations. For the period September 2, 2009 (inception) through March 31, 2012, the Company had a net loss of $362,114.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $1,000,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Critical Accounting Estimates and Recently Issued Accounting Standards

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to select and apply accounting policies that best provide the framework to report the results of operations and financial position. The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a full time accountant with adequate and relevant experience in conforming financial statements with generally accepted accounting principles in the United States (“GAAP”); (2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of March 31, 2012. Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

In order to mitigate the foregoing material weaknesses, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to GAAP. This outside accounting consultant is a certified public accountant and has significant experience in the preparation of financial statements in conformity with GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who will be appointed to an audit committee resulting in a full functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. Management believes that the appointment of one or more outside directors, who will be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by kNovember 30, 2012.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

On May 10, 2012, the Company issued 250,000 shares of its common stock to The 1999 Family Trust, a Pennsylvania limited liability company, concurrent with a loan of $50,000 made by the Trust to the Company. The loan was made pursuant to a promissory note, is due November 10, 2012 and bears interest at 5% per annum. At any time after 30 days from issuance, the holder can convert the note, in whole or in part, into shares of common stock at $0.05 per share. The issuances were made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

10.19	Letter Agreement, dated May 10, 2012 between Enterologics, Inc. and The 1999 Family Trust

10.20	Promissory Note, dated May 10, 2012 issued to The 1999 Family Trust

10.21	Letter of Intent extension letter, dated May 14, 2012 between Enterologics, Inc. and Universal Stabilization Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Robert Hoerr, President

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Lawrence Levitan, Treasurer

32.1	Section 1350 Certifications of Robert Hoerr, President

32.2	Section 1350 Certifications of Lawrence Levitan, Treasurer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENTEROLOGICS, INC.

Dated: May 15, 2012	By:	/s/ Robert Hoerr, M.D.
	Name:	Robert Hoerr, M.D.
	Title:	President (principal executive officer) and Director

Dated: May 15, 2012	By:	/s/ Lawrence Levitan, M.D.
	Name:	Lawrence Levitan, M.D.
	Title:	Treasurer (principal financial and accounting officer) and Director