Form 10-Q
period 2012-06-30
Enterologics, Inc.
filed 2012-08-14
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,163,391 shares of common stock, $0.0001 par value, issued and outstanding as of August 8, 2012.

PART I.      FINANCIAL INFORMATION

Item 1.   Financial Statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2012	2011
CURRENT ASSETS	Unaudited	Audited

Cash	$6,056	$17,975

TOTAL CURRENT ASSETS	6,056	17,975
Patent, (net of Accumulated Amortization of $15,153 and $12,691 respectively)	91,182	93,644
Website Costs, (net of Accumulated Amortization of $1,310 and $786 respectively)	1,835	2,359

OTHER ASSETS

Goodwill	481,353	481,353

TOTAL ASSETS	$580,426	$595,331

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$28,805	$28,805
Accounts payable - related party	1,101	1,101
Accrued Interest	11,758	2,958
Notes payable	150,000
Notes payable - related party	83,333	133,333
Total Current Liabilities	274,998	166,197

LONG TERM LIABILITIES
Notes payable	66,667	66,667

TOTAL LIABILITIES	341,665	232,864

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 36,163,391 and 26,020,000 shares issued and outstanding, respectively	$3,616	$3,541
Additional paid in capital	770,074	662,649
Accumulated deficit - during developmental stage	(534,928)	(303,723)
Total Stockholders’ Equity / (Deficiency)	238,762	362,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$580,426	$595,331

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period September 2, 2009 Inception to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

OPERATING EXPENSES
Professional fees	$15,310	$12,975	$26,748	$33,299	$117,365
Consulting fees	6,000	-	13,000		25,000
Research and Development	28,835	12,913	57,830	12,913	149,173
Compensation expense	-	3,000		6,000	18,000
General and administrative	7,505	12,095	14,055	17,048	76,753
Amortization Expense	1,493	262	2,986	262	3,772
Total Operating Expenses	59,143	41,245	114,619	69,522	390,063

LOSS BEFORE PROVISION FOR INCOME TAXES	(59,143)	(41,245)	(114,619)	(69,522)	(390,063)

OTHER INCOME / (EXPENSES)
Interest income					5
Loan amortization expense- related party and Financing Fees	(107,500)	(7,279)	(107,500)	(15,818)	(132,500)
Interest expense	(6,171)		(9,086)	(301)	(12,370)
	(172,815)	(48,524)	(231,205)	(85,641)	(534,928)
Provision for Income Taxes	-	-

NET LOSS	$(172,815)	(48,524)	(231,205)	(85,641)	$(534,928)

Net loss per share - basic and diluted	-

Weighted average number of shares outstanding during the period - basic and diluted	35,510,651	35,020,000	35,670,240	30,981,326

ENTEROLOGICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO JUNE 30, 2012

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Common stock issued for purchase of Bio-Balance			393,391	39	149,961			150,000

Net loss, for year ended December 31, 2011	-	-	-	-	-	-	(223,013)	(223,013)

BALANCE, DECEMBER 31 2011	-	$-	35,413,391	$3,541	$662,649	$-	$(303,723)	$362,467

Common stock issued for loan comitment fees $.05 per share			750,000	75	107,425			107,500

Net loss, for the six months ended June 30, 2012							(231,205)	(231,205)

BALANCE, JUNE 30, 2012			36,163,391	3,616	770,074		(534,928)	238,762

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended		For the Six Months Ended	For the Period Septemeber 2, 2009(Inception) to
	June 30, 2012		June 30 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		(231,205)	(85,641)	(534,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation		-	6,000	18,000
Stock issued for loan commitment fees-related party		107,500	15,818	132,500
Stock issued for services		-	-	60
Amortization Expense		2,986	262	3,772
Changes in operating assets and liabilities:				-
(Increase) in prepaid expenses		-	(6,928)	-
Increase/ (decrease) in accounts payable		-	(1,622)	1,686
Increase / (decrease) is accounts payable - related party		-	(1,022)	3,224
Increase/ (decrease) in Accrued Expenses		8,800	127	11,757
Net Cash Used In Operating Activities		(111,919)	(73,006)	(363,929)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs			(2,145)	(3,145)
Cash paid for acquisition of wholly owned subsidiary			-	(300,000)

Net Cash Used In Investing Activities		-	(2,145)	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock			425,000	473,130
Proceeds from notes payable-related party		10,000	30,000	155,500
Repayment from notes payable-related party		(60,000)	(42,000)	(105,500)
Proceeds from notes payable		150,000		150,000
			-	-
Net Cash Provided By Financing Activities		100,000	413,000	673,130

NET INCREASE (DECREASE ) IN CASH		(11,919)	337,849	6,056

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		17,975	1,058	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$6,056	338,907	6,056

Cash paid for interest expense		$9,086	301
Cash paid for Income Taxes		-	-	-

Supplemental disclosure of non cash investing & financing activities:

Issuance of 500,000 shares of common stock of $25,000 ($0.05 per share) for loan commitment fees	$		25,000	25,000

Issuance of stock for asset acquistion	$		-	150,000
Issuance of note payable for asset acquistion	$			100,000
Assumption of accounts payable in asset acquistion	$			24,997

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  FINANCIAL STATEMENTS
June 30,2012
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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2012 and 2011 the Company did not have any balances that exceeded FDIC insurance limits.

(D) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the three months  ended June 30, 2012 and  2011, the Company incurred $3,145  respectively, in website development costs.  As of June 30, 2012 and 2011, amortization of $1,310 and $262 respectively has been taken.

(E) Principles of Consolidation

The consolidated financial statements included the accounts of Enterologics, Inc and its wholly-owned subsidiary Biobalance Corp, and Biobalance LLC, from the date of acquisition of September 6, 2011 through June 30, 2012. All material intercompany balances and transactions have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2012 and  2011, there were no common share equivalents outstanding.

(H)  Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $57,830 and $12,913 for the six months ended June 30, 2012 and 2011, respectively.

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended June  30, 2012 and  2011.  All of the Company’s intangible assets are valued using the level 3 inputs as of June 30, 2012.

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

NOTE 2    ASSET PURCHASE AQUISITION

On September 6, 2011, the Company acquired  100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care,,Inc for $300,000 in cash, 393,391 shares of our common stock with a fair value of $150,000 based on the fair value on the date of the grant and   a Note Payable for $100,000  to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and  annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $4,153of interest expense was recognized for the three months ended June 30, 2012. These financial statements are presented in a consolidated format.

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of  June 30, 2012 the Company recorded accrued interest of $2,425. The loan has not been repaid as of July 23, 2012 and is currently in default. (See note 5).

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

On April 27, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid not before May 30, 2012. On May 10, 2012 the loan and accrued interest of $21 were repaid. (See note 5).

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

On September 6, 2011, the Company issued 393,391 share of common stock as part of an asset purchase acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care. In addition $300,000 in cash was paid to New York Health Care and a Note Payable was issued for $100,000 to New York Health Care to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and the annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $4,152 of interest expense was recognized for the six months  ended June 30, 2012. The interest payment due on March 2, 2012 to New York Health Care was waived.

(C) Loan Commitment Fee

On January 7, 2011 the Company issued 500,000 shares of common stock to a related party valued at ($.05 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on September 7, 2011. The Company is amortizing the value over the term of the commitment.

(D) Imputed Compensation

During the six months  ended June 30, 2012 and 2011, an individual contributed services to the Company at a fair value of $0 and $6,000 respectively.

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of June 30, 2012 the Company recorded accrued interest of $2,425. The loan has not been repaid as of July 23, 2012 and is currently in default.

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

On April 27, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid not before May 30, 2012. On May 10, 2012 the loan and accrued interest of $21 were repaid.

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

The letter of intent provides that the Company will negotiate in good faith with UST to enter into a license agreement by May 15, 2012 for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria.  Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property. On May 14, 2012 the period for the Company to enter into a License agreement was extended to August 15, 2012.

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

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the six  months ended June30, 2012 the company made payments to UST totaling $41,909 US Dollars.

NOTE 7   NOTES PAYABLE

On January 11, 2012, the Company entered into a loan agreement for $100,000  and issued the initial  5% promissory note for $50,000 to the lender on January 19, 2012. The principal and accrued interest under the note is due and payable on July 16, 2012 which has been extended to September 15, 2012 and has a conversion feature. An additional 5 % promissory note for $25,000 was issued on February 1, 2012. The principal and accrued interest are due and payable on August 1, 2012 which has been extended to October1, 2012.The final 5 % promissory note for $25,000 was issued on March 14, 2012. The principal and accrued interest are due and payable on September 14, 2012  In consideration of the loan, the Company issued the lender 500,000 shares of common stock with a fair value of $95,000 ($.19 per share) based on the most recent cash offering price.

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

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $534,928 from inception, used cash in operations from inception of $363,929. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9   SUBSEQUENT EVENTS

On July 31, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after August 5, 2012 . The loan has not been repaid as of August 1, 2012.

On July 31, 2012, the Company entered into an unsecured  loan agreement for a series of loans up to an aggregate of $250,000 and borrowed an initial $15,000 and issued 6% promissory notes to the lender on August 1, 2012 . The principal and accrued interest under the note is due and payable on the six months anniversary or earlier from the proceeds of a capital raise..In consideration of the loan commitments, the Company issued the lender 1,000,000 shares of common stock with a fair value of $110,000 ($.11 per share) based on the most recent cash offering price .

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

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology.  We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period. We have the right, pursuant to the letter of intent with UST, to enter into a license agreement until August 15, 2012.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011:

Revenues

The Company did not generate any revenues for the three months ended June 30, 2011 or for the three months ended June 30, 2012.

Total Operating Expenses

During the three months ended June 30, 2012, total operating expenses were $59,143, which includes $15,310 for professional fees, $28,835 for research and development, $6,000 for consulting fees, general and administrative expenses of $7,505, and $1,493 for amortization expense compared to total operating expenses of $41,245 for the three months ended June 30, 2011, which expenses includes $12,975 for professional fees, $12,913 for research and development, $3,000 for compensation expense and general and administrative expense of $12,095 and $262 for amortization expense.  The increase in total operating expenses of $17,898 represents an increase of approximately 42%. The increase in the research and development expenses is attributable to the one year non-binding development agreement with UST.

Net loss

For the three months ended June 30, 2012, net loss was $172,815 compared with net loss for the three months ended June 30, 2011 of $48,524 which represents an increase of $124,291 or approximately 256%.

Comparison of Six Months Ended June 30, 2012 and 2011

Total Operating Expenses

During the six months ended June 30, 2012, total operating expenses were $114,619, which includes $26,748 for professional fees, $57,830 for research and development, $13,000 for consulting fees, general and administrative expenses of $14,055, and $2,986 for amortization expense compared to total operating expenses of $69,522 for the six months ended June 30, 2011, which includes $33,299 for professional fees, $12,913 for research and development, $6,000 for compensation expense and general and administrative expense of $17,048 and $262 for amortization expense.  The increase in total operating expenses of $45,097 represents an increase of approximately 65%. The increase in the research and development expenses is attributable to the one year non-binding development agreement with UST.

Net loss

For the six months ended June 30, 2012, net loss was $231,205 compared with net loss for the six months ended June 30, 2011 of $85,641 which represents an increase of $145,564 or approximately 170%.

Liquidity and Capital Resources

As of June 30, 2012 we had $6,056 cash and cash equivalents. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company with no operations. For the period September 2, 2009 (inception) through June 30, 2012, the Company had a net loss of $534,928.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a full time accountant with adequate and relevant experience in conforming financial statements with generally accepted accounting principles in the United States (“GAAP”); (2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of June 30, 2012. Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

Effective as of July 31, 2012, the Company issued 1,000,000 shares of its common stock to Corporate Debt Consultants, LLC, a New York limited liability company concurrent with a loan made by Corporate Debt Consultants to the Company. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

Effective as of July 31, 2012, the Company issued a promissory note in the principal amount of $15,000 to BSF LLC, a related party. Said note was payable on August 5, and on August 6, 2012 the Company paid BSF LLC $15,010.27.

For all the terms and conditions of the BSF LLC Note described above, reference is hereby made to such documents annexed hereto as Exhibit 10.22. All statements made herein concerning the foregoing documents are qualified by reference to said Exhibit.

Effective as of August 1, 2012, the Company entered into a note purchase agreement (“Purchase Agreement”) and a letter agreement (“Letter Agreement”) with Corporate Debt Consultants, LLC, a New York limited liability company (“CDC”), pursuant to which CDC will lend the Company an aggregate of $250,000 pursuant to promissory notes as follows: $15,000 on or before August 2, 2012; $25,000 may be requested by the Company at any time after August 18, 2012; $25,000 may be requested by the Company at any time after August 31, 2012; $35,000 may be requested by the Company at any time after September 18, 2012 and the balance of $150,000 may be requested on or after September 30, 2012.  Each loan will be unsecured and evidenced by a promissory note setting forth the interest rate and other terms of the loan.

On August 15, 2012, CDC made the first loan of $15,000 to the Company and the Company issued (i) a promissory note (the “CDC Note”) in the principal amount of $15,000 and (ii) 1,000,000 shares of its common stock to CDC concurrent with this loan. The issuances were made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. The CDC Note bears interest at 6% per annum, can be prepaid by the Company without penalty or premium, and is due and payable on February 1, 2013 or earlier from the first proceeds the Company receives from the sale of securities in a private offering of equity or debt or through a registration statement that is declared effective.  The CDC Note will become immediately due and payable upon certain events of default as set forth in the CDC Note.

 For all the terms and conditions of the Letter Agreement and CDC Note, reference is hereby made to such documents annexed hereto as Exhibits 10.23 and 10.24, respectively.  All statements made herein concerning the foregoing Exhibits are qualified by reference to said Exhibits.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 10.22	Promissory Note, dated July 31, 2012, issued by the Company to BFSF LLC

Exhibit 10.23	Letter Agreement, dated as of July 31, 2012, between the Company and Corporate Debt Consultants LLC

Exhibit 10.24	Promissory Note, dated August 1, 2012, issued by the Company to Corporate Debt Consultants LLC

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Robert Hoerr, President

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Lawrence Levitan, Treasurer

32.1	Section 1350 Certifications of Robert Hoerr, President

32.2	Section 1350 Certifications of Lawrence Levitan, Treasurer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROLOGICS, INC.

Dated: August 14, 2012	By:	/s/ Robert Hoerr, M.D.
Name: Robert Hoerr, M.D.
Title: President (Principal Executive Officer) and Director

Dated: August 14, 2012	By:	/s/ Lawrence Levitan, M.D.
Name: Lawrence Levitan, M.D.
Title: Treasurer (Principal Financial and Accounting Officer) and Director