Form 10-Q
period 2012-09-30
Enterologics, Inc.
filed 2012-11-14
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,163,391 shares of common stock, $0.0001 par value, issued and outstanding as of November 12, 2012.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2012	2011
CURRENT ASSETS

Cash	$	$17,975

TOTAL CURRENT ASSETS	-	17,975

Patent, (net of Accumulated Amortization of $16,384 and $12,691 respectively)	89,951	93,644
Website Costs, (net of Accumulated Amortization of $1,572 and $786 respectively)	1,573	2,359

OTHER ASSETS

Goodwill	481,353	481,353

TOTAL ASSETS	$572,877	$595,331

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$29,345	$28,805
Accounts payable - related party	1,101	1,101
Accrued Interest	15,913	2,958
Notes payable	165,000
Notes payable - related party	109,822	133,333
Total Current Liabilities	321,181	166,197

LONG TERM LIABILITIES
Notes payable	66,667	66,667

TOTAL LIABILITIES	387,848	232,864

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 37,163,391 and 26,020,000 shares issued and outstanding, respectively	$3,716	$3,541
Additional paid in capital	879,974	662,649
Accumulated deficit - during developmental stage	(698,661)	(303,723)
Total Stockholders’ Equity / (Deficiency)	185,029	362,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$572,877	$595,331

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the Period September 2, 2009 Inception to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

OPERATING EXPENSES
Professional fees	$4,500	$8,800	$31,249	$42,099	$121,865
Consulting fees	7,000	-	20,000		32,000
Research and Development	26,829	31,004	84,659	43,917	176,003
Compensation expense	-	-		6,000	18,000
General and administrative	9,756	19,631	23,812	36,678	86,510
Impairment Expense		-
Amortization Expense	1,493	262	4,479	524	5,265
Total Operating Expenses	49,578	59,697	164,198	129,218	439,642

LOSS BEFORE PROVISION FOR INCOME TAXES	(49,578)	(59,697)	(164,198)	(129,218)	(439,642)

OTHER INCOME / (EXPENSES)
Interest income					5
Loan amortization expense- related party and Financing Fees	(110,000)	(9,182)	(217,500)	(25,000)	(242,500)
Interest expense	(4,155)	(489)	(13,240)	(790)	(16,524)
	(163,733)	(69,368)	(394,938)	(155,008)	(698,661)
Provision for Income Taxes	-	-

NET LOSS	$(163,733)	(69,368)	(394,938)	(155,008)	$(698,661)

Net loss per share - basic and diluted	-

Weighted average number of shares outstanding during the period - basic and diluted	35,915,446	35,124,904	36,248,323	32,409,505

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended	For the Period Septemeber 2, 2009(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(394,938)	(155,008)	(698,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed compensation	-	6,000	18,000
Stock issued for loan commitment fees-related party	217,500	25,000	242,500
Stock issued for services	-	-	60
Amortization Expense	4,479	524	5,265
Changes in operating assets and liabilities:			-
(Increase) in prepaid expenses	-	800	-
Increase/ (decrease) in accounts payable	540	(7,695)	2,226
Increase / (decrease) in accounts payable - related party	-	1,101	3,224
Increase/ (decrease) in Accrued Expenses	12,954	615	15,911
Net Cash Used In Operating Activities	(159,465)	(128,663)	(411,475)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs		(2,145)	(3,145)
Cash paid for acquisition of wholly owned subsidiary		(300,000)	(300,000)

Net Cash Used In Investing Activities	-	(302,145)	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		425,000	473,130
Proceeds from notes payable-related party	51,500	50,000	197,000
Repayment from notes payable-related party	(75,010)	(12,000)	(120,510)
Proceeds from notes payable	165,000		165,000
		-	-
Net Cash Provided By Financing Activities	141,490	463,000	714,620

NET INCREASE (DECREASE ) IN CASH	(17,975)	32,192	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,975	1,058	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	33,250	-

Cash paid for interest expense	$9,086	790
Cash paid for Income Taxes	-	-	-
Sale of Common Stock for subscription receivable	$

Supplemental disclosure of non cash investing & financing activities:

Issuance of 500,000 shares of common stock of $25,000 ($0.05 per share) for loan commitment fees		$25,000	25,000

Issuance of stock for asset acquistion		$150,000	150,000
Issuance of note payable for asset acquistion		$100,000	100,000
Assumption of accounts payable in asset acquistion		$24,997	24,997

ENTEROLOGICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Common stock issued for purchase of Bio-Balance			393,391	39	149,961			150,000

Net loss, for year ended December 31, 2011	-	-	-	-	-	-	(223,013)	(223,013)

BALANCE, DECEMBER 31 2011	-	$-	35,413,391	$3,541	$662,649	$-	$(303,723)	$362,467

Common stock issued for loan comitment fees			1,750,000	175	217,325			217,500

Net loss, for the nine months ended September 30, 2012							(394,938)	(394,938)

BALANCE, SEPTEMBER 30, 2012			37,163,391	3,716	879,974		(698,661)	185,029

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  FINANCIAL STATEMENTS
September 30,2012
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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2012 and 2011 the Company did not have any balances that exceeded FDIC insurance limits.

(D) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the three months  ended September 30, 2012 and  2011, the Company incurred $3,145  respectively, in website development costs.  As of  September 30, 2012 and 2011, amortization of $1,572 and $524 respectively has been taken.

(E) Principles of Consolidation

The consolidated financial statements included the accounts of Enterologics, Inc and its wholly-owned subsidiary Biobalance Corp, and Biobalance LLC, from the date of acquisition of September 6, 2011 through September 30, 2012. All material intercompany balances and transactions have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2012 and  2011, there were no common share equivalents outstanding.

(H)  Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $84,659 and $43,917 for the nine months ended September 30, 2012 and 2011, respectively.

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

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended September 30, 2012 and  2011.  All of the Company’s intangible assets are valued using the level 3 inputs as of September 30, 2012.

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

NOTE 2     ASSET PURCHASE AQUISITION

On September 6, 2011, the Company acquired  100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care,,Inc for $300,000 in cash, 393,391 shares of our common stock with a fair value of $150,000 based on the fair value on the date of the grant and   a Note Payable for $100,000  to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and  annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $4,155 of interest expense was recognized for the three months ended September 30, 2012. These financial statements are presented in a consolidated format.

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of   September 30, 2012 the Company recorded accrued interest of $3,192. The loan has not been repaid as of July 23, 2012 and is currently in default. (See note 5).

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

On July 31, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid on or after August 5, 2012 . On August 5, 2012 the loan and accrued interest of $10 were repaid. (See note 5).

On August 6, 2012 a related party loaned $4,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $22 were repaid. (See note 5).

On September 10 2012 a related party loaned $5,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $13 were repaid. (See note 5).

On September 14 2012 a related party loaned $7,500 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $17 were repaid. (See note 5).

On September 25 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $16 were repaid. (See note 5).

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

During the nine months ended September 30, 2011 the Company sold a total of 8,500,000 shares of common stock to 3 individuals for cash of $425,000 ($0.05 per share).

On September 6, 2011, the Company issued 393,391 share of common stock as part of an asset purchase acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care. In addition $300,000 in cash was paid to New York Health Care and a Note Payable was issued for $100,000 to New York Health Care to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and the annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $5,292 of interest expense was recognized for the nine months  ended September 30, 2012.

(C) Loan Commitment Fee

On January 7, 2011 the Company issued 500,000 shares of common stock to a related party valued at ($.05 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on September 7, 2011. The Company is amortizing the value over the term of the commitment.

(D) Imputed Compensation

During the nine months ended September 30, 2012 and 2011, an individual contributed services to the Company at a fair value of $0 and $6,000 respectively.

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. As of September 30, 2012 the Company recorded accrued interest of $3,912. The loan has not been repaid as of July 23, 2012 and is currently in default.

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

On July 31, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid on or after August 5, 2012 . On August 5, 2012 the loan and accrued interest of $10 were repaid.

On August 6, 2012 a related party loaned $4,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $22 were repaid.

On September 10 2012 a related party loaned $5,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $13 were repaid.

On September 14 2012 a related party loaned $7,500 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $17 were repaid.

On September 25 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $16 were repaid.

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

On August 15, 2012 the period for the Company to enter into a License Agreement was extended to October 15, 2012.  As of October 15, 2012 the period for the Company to enter into a License Agreement was extended to December 15, 2012.

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

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the nine months ended September 30, 2012 the company made payments to UST totaling $84,659 US Dollars.

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

On July 31, 2012, the Company entered into an unsecured  loan agreement for a series of loans up to an aggregate of $250,000 and borrowed an initial $15,000 and issued 6% promissory notes to the lender on August 1, 2012 . The principal and accrued interest under the note is due and payable on the six months anniversary or earlier from the proceeds of a capital raise. An additional 6 % promissory note for $30,000 was issued on October 11 , 2012. The principal and accrued interest are due and payable on April 11, 2013. An additional 6 % promissory note for $55,000 was issued on October 15 , 2012. The principal and accrued interest are due and payable on April 15, 2013.In consideration of the loan commitments, the Company issued the lender 1,000,000 shares of common stock with a fair value of $110,000 ($.11 per share) based on the most recent cash offering price .

NOTE 8      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $698,661 from inception, used cash in operations from inception of $411,475. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9      SUBSEQUENT EVENTS

On October 5, 2012, we issued a promissory note to Special Times For Special Needs, a New York not-for profit corporation, in the principal amount of $2,500. The note bears interest at 3% per annum and is due and payable upon demand, which demand may not be made before October 31, 2012. The note was paid on October 11, 2012.

On October 11, 2012, we issued a promissory note to Corporate Debt Consultants, LLC, a New York limited liability company (“CDC”), in the principal amount of $30,000. The note bears interest at 6% and is due and payable on the earlier of (i) April 11, 2013, or (ii) the first proceeds from the sale of securities through a private placement or a public offering. The principal and interest under the note become immediately due and payable upon an event of default as set forth in the note.

On September 30, 2012 we entered into an Extension to Letter Agreement dated July 31, 2012 (the “Original Letter Agreement”) which extended the commitment for funding under the Original Letter Agreement from October 1, 2012 to November 30, 2012. As previously disclosed, effective as of August 1, 2012, the Company entered into a note purchase agreement (“Purchase Agreement”) and a letter agreement (“Letter Agreement”) with CDC, pursuant to which CDC will lend the Company an aggregate of $250,000 pursuant to promissory notes as follows: $15,000 on or before August 2, 2012; $25,000 may be requested by the Company at any time after August 18, 2012; $25,000 may be requested by the Company at any time after August 31, 2012; $35,000 may be requested by the Company at any time after September 18, 2012 and the balance of $150,000 may be requested on or after September 30, 2012. Each loan was to be unsecured and evidenced by a promissory note setting forth the interest rate and other terms of the loan. The extension letter provides that we can request the balance of the funds from CDC to be lent to us to November 30, 2012.

On October 15, 2012, we issued a promissory note to CDC, in the principal amount of $55,000. The note bears interest at 6% and is due and payable on the earlier of (i) April 15, 2013, or (ii) the first proceeds from the sale of securities through a private placement or a public offering. The principal and interest under the note become immediately due and payable upon an event of default as set forth in the note.

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

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology.  We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period. We have the right, pursuant to the letter of intent with UST, to enter into a license agreement until August 15, 2012. UST and the Company executed a letter agreement extending the term of the letter of intent to December 15, 2012.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011:

Revenues

The Company did not generate any revenues for the three months ended September 30, 2012 or for the three months ended September 30, 2012.

Total Operating Expenses

During the three months ended September 30, 2012, total operating expenses were $49,578, which includes $26,829 for research and development, $9,756 for general and administrative expenses, $7,000 of consulting fees, $4,500 professional fees and $1,493  for amortization expenses, compared to total operating expenses of $59,697 for the three months ended September 30, 2011, which expenses included $31,004 for research and development, $19,631 for general and administrative expenses, $8,800 of professional fees and $262 for amortization expense.  The decrease in total operating expenses of $10,119 represents a decrease of approximately 17%, primarily as a result of our decrease in general and administrative costs.

Net loss

For the three months ended September 30, 2012, net loss was $163,733 compared with net loss for the three months ended September 30, 2011 of $69,368, which represents an increase of $94,365, or approximately 136%.

Comparison of Nine Months Ended September 30, 2012 and 2011

Total Operating Expenses

During the nine months ended September 30, 2012, total operating expenses were $164,198, which includes $84,659 for research and development, $31,249 of professional fees, $23,812 general and administrative expenses, $20,000 consulting fees and $4,479 for amortization expense, compared to total operating expenses of $129,218 for the nine months ended September 30, 2011, which includes $43,917 for research and development, $42,099 for professional fees, $36,678 for general and administrative expense, $6,000 compensation expense and $524 for amortization expense.  The increase in total operating expenses of $34,980, representing an increase in 27%, was primarily a result of the increase in research and development expenses

Net loss

For the nine months ended September 30, 2012, net loss was $394,938 compared with net loss for the nine months ended September 30, 2011 of $155,008 which represents an increase of $239,930, or approximately 155%.

Liquidity and Capital Resources

As of September 30, 2012 we had no cash or cash equivalents. On September 30, 2012, our total current liabilities were $321,181. We had a stockholders’ deficiency of $185,029 at September 30, 2012.

On September 10 2012 Arevim, a related party, loaned $5,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $13 were repaid.

On September 14 2012 Arevim loaned $7,500 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $17 were repaid.

On September 14, 2012, we issued a promissory note to an affiliate BSFS LLC, in the principal amount of $50,000. The note bears interest at 6% per annum and was paid on October 15, 2012 along with $3,238.88.

On September 25 2012 Arevim loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $16 were repaid.

On October 5, 2012, we issued a promissory note to Special Times For Special Needs, a New York not-for profit corporation, in the principal amount of $2,500. The note bears interest at 3% per annum and is due and payable upon demand, which demand may not be made before October 31, 2012. The note was paid on October 11, 2012.

On October 11, 2012, we issued a promissory note to Corporate Debt Consultants, LLC, a New York limited liability company (“CDC”), in the principal amount of $30,000. The note bears interest at 6% and is due and payable on the earlier of (i) April 11, 2013, or (ii) the first proceeds from the sale of securities through a private placement or a public offering. The principal and interest under the note become immediately due and payable upon an event of default as set forth in the note.

On September 30, 2012 we entered into an Extension to Letter Agreement dated July 31, 2012 (the “Original Letter Agreement”) which extended the commitment for funding under the Original Letter Agreement from October 1, 2012 to November 30, 2012.  As previously disclosed, effective as of August 1, 2012, the Company entered into a note purchase agreement (“Purchase Agreement”) and a letter agreement (“Letter Agreement”) with CDC, pursuant to which CDC will lend the Company an aggregate of $250,000 pursuant to promissory notes as follows: $15,000 on or before August 2, 2012; $25,000 may be requested by the Company at any time after August 18, 2012; $25,000 may be requested by the Company at any time after August 31, 2012; $35,000 may be requested by the Company at any time after September 18, 2012 and the balance of $150,000 may be requested on or after September 30, 2012.  Each loan was to be unsecured and evidenced by a promissory note setting forth the interest rate and other terms of the loan. The extension letter provides that we can request the balance of the funds from CDC to be lent to us to November 30, 2012.

On October 15, 2012, we issued a promissory note to CDC, in the principal amount of $55,000. The note bears interest at 6% and is due and payable on the earlier of (i) April 15, 2013, or (ii) the first proceeds from the sale of securities through a private placement or a public offering. The principal and interest under the note become immediately due and payable upon an event of default as set forth in the note.

We currently have no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company with no operations. For the period September 2, 2009 (inception) through September 30, 2012, the Company had a net loss of $698,661.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a full time accountant with adequate and relevant experience in conforming financial statements with generally accepted accounting principles in the United States (“GAAP”); (2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of September 30, 2012. Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2.        Unregistered Sale of Securities and Use of Proceeds

None

Item 3.        Defaults upon Senior Securities

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.         Other information

None.

Item 6.        Exhibits

Exhibit No.	Description

10.25	Promissory Note, dated October 11, 2012 in favor of Corporate Debt Consultants, LLC

10.26	Extension to Letter Agreement, as of September 30, 2012 with Corporate Debt Consultants, LLC

10.27	Promissory Note, dated October 15, 2012 in favor of Corporate Debt Consultants, LLC

10.28	Letter Agreement as of October 15, 2012 with Universal Stabilization Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Robert Hoerr, President

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Lawrence Levitan, Treasurer

32.1	Section 1350 Certifications of Robert Hoerr, President

32.2	Section 1350 Certifications of Lawrence Levitan, Treasurer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENTEROLOGICS, INC.
Dated: November __, 2012
	By:	/s/ Robert Hoerr, M.D.
Robert Hoerr, M.D. President (principal executive officer) and Director

	By:	/s/ Lawrence Levitan, M.D.
Dated: November __, 2012		Lawrence Levitan, M.D. Treasurer (principal financial and accounting officer) and Director