Form 10-K
period 2012-12-31
Enterologics, Inc.
filed 2013-03-29
CIK 1483731

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012, the last business day of the registrant’s most recently complete second fiscal quarter was: $3,689,856.

As of March 28, 2013, 37,163,391 shares of the issuer’s common stock were issued and outstanding.

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

UST License

On January 12, 2011, we entered into a letter of intent with UST pursuant to which we were granted a right of first refusal until May 15, 2012 to enter into a definitive license agreement for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria. The license is intended to specifically cover E. coli bacteria when used as a probiotic and to exclude use as a system for delivering vaccine materials to the gastrointestinal tract. Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property. UST agreed to extend their obligation not to negotiate with, or entertain or consider offers from, any third party with respect to the same terms of the letter of intent until April 30, 2013.

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology. We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. The process is proprietary and includes the use of stabilizing materials, including sugars, that prevent the formation of damaging ice crystals during a vacuum drying process. We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period. Testing results obtained to date confirm the value of the technology for extending the shelf-life of our E. coli M17 probiotic in a dry form. Based on these results, we believe that the technology will enable us to produce a shelf-stable, dry dosage form of E. coli M17 for clinical testing purposes. We plan to undertake this work as soon as the technology license agreement is executed.

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

On or about May 15, 2011, we entered into a one-year non-binding development agreement for UST to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. We have made monthly payments of CA$8,333 (which amount may be increased depending on the scope of the work) to UST pursuant to the agreement. We will recommence making such monthly payments on May 1, 2013. In lieu of cash payments for the first four months of 2013, we issued UST 200,000 shares of common stock. Our right to enter into a definitive license agreement with UST will terminate if we fail to make such monthly payments. The development program has proceeded according to plan, and as stated earlier, the UST preservation technology has extended the shelf-life of our E. coli M17 probiotic in a dry form. While the technology has performed to our expectations, there can be no guarantee that we will have the resources to enter into a license agreement with UST and we may lose all of the payments made to UST.

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

Probiotics and Live Biotherapeutics

Probiotics are live microorganisms (in most cases, bacteria) that are similar to beneficial microorganisms found in the human gut. They are also called "friendly bacteria" or "good bacteria." One widely used definition, developed by the World Health Organization and the Food and Agriculture Organization of the United Nations, is that probiotics are "live microorganisms, which, when administered in adequate amounts, confer a health benefit on the host." (For example, see http://www.who.int/foodsafety/publications/fs_management/en/probiotics.pdf). Microorganisms are tiny living organismssuch as bacteria, viruses, and yeaststhat can be seen only under a microscope.

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

Pouchitis: IND Indication

E. coli M17 has an active IND with the FDA for the indication of maintenance of symptomatic remission in chronic antibiotic-dependent pouchitis. Pouchitis is a complication that may occur in patients following surgical treatment of ulcerative colitis. This involves removing the colon and reconstructing a rectal pouch, a procedure called restorative proctocolectomy or ilealanal pouch anal anastomosis. In some individuals, the pouch can become inflamed, accompanied by pain and frequent, sometimes bloody bowel movements, requiring antibiotic treatment. While the population of pouchitis sufferers is small, the unmet treatment need is significant. There are at present no FDA-approved drugs for treating this condition, although metronidazole and ciprofloxacin are typically prescribed off-label. Some patients develop chronic pouchitis and require continuous antibiotic treatment to maintain remission of their symptoms. This is undesirable due to the side effects of the drugs and the increased likelihood for developing antibiotic-resistant bacteria. We plan on developing E. coli M17 as a maintenance therapy alternative to long-term use of antibiotics and their associated risks.

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

Based upon our experience with developing E. coli M17, we currently believe the cost of establishing an active IND for a future candidate probiotic to be approximately $750,000 to $1,000,000 depending on the established scientific and safety database for a particular product. The most expensive tasks include the genomic sequencing, demonstrating that a manufacturing process can be established that meets cGMP standards, and animal testing, depending on the extent required.

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

Our current goal is to be in clinical testing of E. coli M17 within 12 months of obtaining adequate financing. Meeting this goal is contingent upon completing the license agreement with UST and moving quickly to produce and complete quality assessment of the shelf-stable dosage form based on the US technology, resulting in a formulation that is suitable for use in our initial clinical trials. Follow-on probiotic candidate strains may be less developed and may take up to two years to complete these steps, provided that there is compelling data to support a unique position for clinical use, compared to probiotic products currently being marketed as traditional dietary supplements.

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

We have established the basic terms of a technology transfer and clinical trial product manufacturing contract with an experienced cGMP contract manufacturing company to be entered into upon our raising sufficient funds in order to satisfy our payment requirements under such agreement. The contract terms will need to be revised in accordance with the use of the UST technology into our manufacturing process. Assuming that we will be successful in concluding our license agreement with and the associated transfer of the process technology from UST, we believe that the incorporation of the UST technology into the manufacturing process has the potential to decrease the number of production batches needed for clinical trial manufacturing, therefore lowering costs. We believe that the capital expense associated with incorporating the UST technology will be limited to freeze-drying equipment. Until we license the UST technology and transfer the manufacturing process, we will be unable to determine the cost of producing clinical trial material or making a final determination whether the UST process is compatible with the contract manufacturing facility we have identified. These changes will need to be factored into the terms of the manufacturing contract. While we believe that this is possible, we have no assurance at the present time that these changes are acceptable to the contract manufacturing company. For this reason, finalization of the license agreement with UST and transfer of full process details is a key step in determining whether our manufacturing plan is achievable. If we are successful in raising financing sufficient to allow us to enter into such agreement, both with UST and the contract manufacturer, and the manufacturer executes and delivers to us the agreement containing those terms, we will be in a position to implement manufacturing.

Intellectual Property

We have a right of first refusal to enter into a license agreement with UST for an exclusive, worldwide license to UST’s preservation/stabilization technology which includes certain patents, patent applications, know-how and associated trade secrets. These rights have been maintained through extensions of our initial agreement with UST. The license is intended to cover the use of E. coli probiotic bacteria but excludes the use to preserve E. coli bacteria as a system for delivering vaccine materials to the gastrointestinal tract.

The intellectual property acquired with the BioBalance acquisition includes a number of issued U.S. and foreign patents, as well as patent applications that are pending. The issued patents cover specific composition of a liquid dosage form and its therapeutic use, as well as the use of E. coli M17 for various gastrointestinal disorders. Pending U.S. and foreign patent applications relate to the liquid dosage form, a composition combining an antibiotic with E. coli M17 and other aspects related to E coli M17 that have not yet been published. In addition, should we obtain a license for the UST technology, this will provide access to several pending U.S. and foreign applications, one of which has received first notice of allowance in Israel. In addition, we acquired ownership of the E. coli M17 cell deposits with the American Tissue Culture Collection, master and working seed deposits at secure storage locations, and know-how related to the manufacture of E. coli M17 product in the BioBalance acquisition. The BioBalance patent portfolio is actively maintained through our relationship and regular communications with our patent counsel, G.E. Ehrlich, Ltd., and their interactions with the patent offices on our behalf, responding to office actions and attending to renewal fees, and other related issues.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “ELGO”. Trading of our common stock commenced on April 15, 2011. Prior to said date, there was no active market for our common stock. The following table sets forth the high and low bid prices as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2011	HIGH	LOW

Second Quarter	$0.61	$0.10
Third Quarter	$1.01	$0.05
Fourth Quarter	$0.40	0.11

FISCAL YEAR 2012	HIGH	LOW

First Quarter	$0.26	$0.12
Second Quarter	$0.20	$0.10
Third Quarter	$0.11	$0.10
Fourth Quarter	$0.10	$0.07

The last reported sales price of our common stock on the OTCBB on March 28, 2013 was $0.02.

Holders

As of March 28, 2013, we had approximately 60 shareholders of record.

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

On May 10, 2012, the Company issued 250,000 shares of its common stock to The 1999 Family Trust, a Pennsylvania limited liability company (the “Trust”), concurrent with a loan of $50,000 made by the Trust to the Company. The loan was made pursuant to a promissory note, is due November 10, 2012 and bears interest at 5% per annum. At any time after 30 days from issuance, the holder can convert the note, in whole or in part, into shares of common stock at $0.05 per share. The issuances were made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Effective as of July 31, 2012, the Company issued 1,000,000 shares of its common stock to Corporate Debt Consultants, LLC, a New York limited liability company concurrent with a loan made by Corporate Debt Consultants to the Company. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

As of November 29, 2012, we issued 500,000 shares of common stock to MBTA in connection with its extension of our loan to May 1, 2013.

As of December 31, 2012 we issued 200,000 shares of common stock to UST in connection with the extension of the letter of intent through April 30, 2013.

As of January 15, 2013, we issued 150,000 shares of common stock to the Trust in connection with its extension of our loan to May 1, 2013.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2012.

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

UST

On January 12, 2011, we entered into a letter of intent with UST pursuant to which we were granted a right of first refusal until May 15, 2012 to enter into a definitive license agreement for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria. The license is intended to specifically cover E. coli bacteria when used as a probiotic and to exclude use as a system for delivering vaccine materials to the gastrointestinal tract. Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property. UST agreed to extend their obligation not to negotiate with, or entertain or consider offers from, any third party with respect to the same terms of the letter of intent until April 30, 2013.

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology. We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. The process is proprietary and includes the use of stabilizing materials, including sugars, that prevent the formation of damaging ice crystals during a vacuum drying process. We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period. Testing results obtained to date confirm the value of the technology for extending the shelf-life of our E. coli M17 probiotic in a dry form. Based on these results, we believe that the technology will enable us to produce a shelf-stable, dry dosage form of E. coli M17 for clinical testing purposes. We plan to undertake this work as soon as the technology license agreement is executed.

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

On or about May 15, 2011, we entered into a one-year non-binding development agreement for UST to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. We have made monthly payments of CA$8,333 (which amount may be increased depending on the scope of the work) to UST pursuant to the agreement. We will recommence making such monthly payments on May 1, 2013. In lieu of cash payments for the first four months of 2013, we issued UST 200,000 shares of common stock. Our right to enter into a definitive license agreement with UST will terminate if we fail to make such monthly payments. The development program has proceeded according to plan, and as stated earlier, the UST preservation technology has extended the shelf-life of our E. coli M17 probiotic in a dry form. While the technology has performed to our expectations, there can be no guarantee that we will have the resources to enter into a license agreement with UST and we may lose all of the payments made to UST.

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

Plan of Operation

Over the next twelve months, we intend to focus on obtaining the necessary financing to move E. coli M17 forward in development, including finalizing the licensing arrangement with UST, making the necessary changes in our manufacturing plan, finalizing our contract with a manufacturer, making clinical trial product, and beginning first clinical studies permitted under the IND. As reviewed above, the UST technology has performed as expected in our development program. Assuming that we are able to execute our license, we will promptly thereafter begin technology transfer for purposes of integrating the UST process into our manufacturing program and producing the dosage formulation that will be used in our clinical trial program. We also hope to recruit additional management or expert consultants to assist in our further development of E. coli M17. We also intend to utilize expert consultants for identifying additional probiotic products and intellectual property for in-licensing and further development, evaluating and expanding the intellectual property coverage for those products, and establishing the clinical and regulatory development program for these. first in-licensed product. We are not currently negotiating for or considering the acquisition of additional technology.

Results of Operations for the years ended December 31, 2012 and 2011

As of December 31, 2012, we had no cash as compared to having $17,975 in cash for the year ended December 31, 2011. Accordingly, we do not have sufficient to effectuate our development plans over the next twelve months. We will need to seek additional capital for the purpose of financing our development and marketing efforts.

Revenues

We did not generate any revenues during the years ended December 31, 2012 and 2011 and for the period from September 2, 2009 (inception) through December 31, 2012.

Total operating expenses

For the year ended December 31, 2012, totaling operating expenses were $698,906, which includes impairment expense of $481,353, research and development expense of $112,480, professional fees of $45,549, consulting fees of $27,000, and amortization expense of $5,972. For the year ended December 31, 2011, total operating expenses were $195,029, which include $47,528 for professional fees, $12,000 for consulting fees, $91,344 for research and development, $6,000 for compensation expense, $37,371 for general and administrative expenses and $786 for amortization expense. The increase was due primarily to the impairment of goodwill. The increase in total operating expenses of $698,906represents an increase of $503,877, or approximately 258%, from the total operating expenses of $195,029 for the year ended December 31, 2011. During the period from September 2, 2009 (inception) to December 31, 2011, total operating expenses were $974,350.

Net loss

During the year ended December 31, 2012 and the period from September 2, 2009 (Inception) to December 31, 2012, we had a net loss of $932,953 and $1,236,676, respectively. During the year ended December 31, 2011, we had a net loss of $223,013.

Liquidity and Capital Resources

As of December 31, 2012, we had no cash. We currently have no agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or any other sources. We estimate we will require approximately $1,000,000 to adequately fund operations and execute our business plan in the next twelve months. We do not believe that such funds will be sufficient to fund our expenses over the next twelve months when we plan to initiate clinical testing. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

As reflected in the accompanying audited condensed financial statements, we are in the development stage with no operations, a net loss of $1,236,676 from inception and used cash in operations from inception of $974,350. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Enterologics, Inc.

We have audited the accompanying consolidated balance sheets of Enterologics, Inc. (a development stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated stockholders’ deficit, and consolidated cash flows for each of the years in the two-year period ended December 31, 2012, and for the period since September 2, 2009 (inception) through December 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enterologics, Inc. (a development stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since September 2, 2009 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception and continues to incur significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
March 29, 2013

1905 Wright Boulevard
Schaumburg, IL 60193
Phone: 847.524.0800
Fax: 847.524.1655

 ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS

Cash	$-	$17,975
Investment in Bio Balance
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	-	17,975
Patent, (net of Accumulated Amortization of $17,615 and $12,691 respectively)	88,720	93,644
Website Costs, (net of Accumulated Amortization of $1,834 and $786 respectively)	1,311	2,359

OTHER ASSETS

Goodwill		481,353

TOTAL ASSETS	$90,031	$595,331

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$33,514	$28,805
Accounts payable - related party	1,090	1,101
Accrued Interest	15,913	2,958
Accrued Expense	10,500
Notes payable	250,000
Notes payable - related party	65,333	133,333
Total Current Liabilities	376,350	166,197

LONG TERM LIABILITIES
Notes payable	66,667	16,667

TOTAL LIABILITIES	443,017	182,864

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 37,163,391 and 35,413,391 shares issued and outstanding, respectively	$3,716	$3,541
Additional paid in capital	879,974	662,649
Accumulated deficit - during developmental stage	(1,236,676)	(303,723)
Total Stockholders’ Equity / (Deficiency)	(352,986)	362,467

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$90,031	$545,331

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended	For the Twelve Months Ended	For the Period September 2, 2009 Inception to
	December 31 2012	December 31 2011	December 31 2012

OPERATING EXPENSES
Professional fees	$45,549	$47,528	$136,165
Consulting fees	27,000	12,000	39,000
Research and Development	112,480	91,344	203,824
Compensation expense	-	6,000	18,000
General and administrative	26,552	37,372	89,250
Impairment Expense	481,353		481,353
Amortization Expense	5,972	786	6,758
Total Operating Expenses	698,906	195,029	974,350

LOSS BEFORE PROVISION FOR INCOME TAXES	(698,906)	(195,029)	(974,350)

OTHER INCOME / (EXPENSES)
Interest income	-	-	5
Loan amortization expense- related party	(217,500)	(25,000)	(242,500)
Interest expense	(16,547)	(2,984)	(19,831)
Total Other Income (Expenses)	(234,047)	(27,984)	(262,326)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(932,953)	(223,013)	(1,236,676)

Provision for Income Taxes	-	-

NET LOSS	$(932,953)	$(223,013)	$(1,236,676)

Net loss per share - basic and diluted	(0.03)	(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	36,248,323	33,166,649

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended	For the Twelve Months Ended	For the Period Septemeber 2, 2009 (Inception) to
	December 31 2012	December 31 2011	December 31 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(932,953)	(223,013)	(1,236,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment Loss	481,353		481,353
Imputed compensation	-	6,000	18,000
Stock issued for loan commitment fees-related party	217,500	25,000	242,500
Stock issued for services	-	-	60
Amortization Expense	5,972	786	6,758
Changes in operating assets and liabilities:
(Increase) in prepaid expenses		800	-
Increase/ (decrease) in accounts payable	4,709	(7,421)	6,395
Increase / (decrease) is accounts payable - related party	(11)	1,101	3,213
Increase/ (decrease) in Accrued Expenses	23,455	2,809	26,412
Net Cash Used In Operating Activities	(199,975)	(193,938)	(451,985)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	-	(2,145)	(3,145)
Cash paid for acquisition of wholly owned subsidiary	-	(300,000)	(300,000)

Net Cash Used In Investing Activities	-	(302,145)	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		425,000	473,130
Proceeds from notes payable-related party	83,500	130,000	229,000
Repayments to notes payable-related party	(151,500)	(42,000)	(197,000)
Proceeds from notes payable-third party	252,500		252,500
Repayments to notes payable-third party	(2,500)		(2,500)
			-
Net Cash Provided By Financing Activities	182,000	513,000	755,130

NET INCREASE (DECREASE ) IN CASH	(17,975)	16,917	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,975	1,058	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	17,975	-

Cash paid for interest expense	$16,547	2,984
Cash paid for Income Taxes	-	-	-

Supplemental disclosure of non cash investing & financing activities:

Issuance of common stock for loan commitment fees	$217,500	25,000	242,500

Issuance of stock for asset acquistion		$150,000	150,000
Issuance of note payable for asset acquistion		$100,000	100,000
Assumption of accounts payable in asset acquistion		$24,997	24,997

ENTEROLOGICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO DECEMBER 31, 2012

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

BALANCE, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to December 31, 2009	-	-	-	-	-	-	(8,099)	(8,099)

BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Common stock issued for purchase of Bio-Balance			393,391	39	149,961			150,000

Net loss, for Twelve months ended December 31, 2011	-	-	-	-	-	-	(223,013)	(223,013)

BALANCE, DECEMBER 31 2011	-	$-	35,413,391	$3,541	$662,649	$-	$(303,723)	$362,467

Common stock issued for loan comitment fees	-	-	1,750,000	175	217,325	-	-	217,500

Net loss, for Twelve months ended December 31, 2012	-	-	-	-	-	-	(932,953)	(932,953)

BALANCE, DECEMBER 31 2012	-	$-	37,163,391	$3,716	879,974	-	(1,236,676)	(352,986)

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO  FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2012 and 2011 the Company did not have any balances that exceeded FDIC insurance limits.

(D) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the three months ended December 31, 2012 and 2011, the Company incurred $3,145 respectively, in website development costs. As of December 31, 2012 and 2011, amortization of $1,572 and $786 respectively has been taken.

(E) Principles of Consolidation

The consolidated financial statements included the accounts of Enterologics, Inc and its wholly-owned subsidiary Biobalance Corp, and Biobalance LLC, from the date of acquisition of September 6, 2011 through December 31, 2012. All material intercompany balances and transactions have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2012 and 2011, there were 37,163,391 and 35,413,391 shares issued and outstanding, respectively.

(H) Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $112,480 and $91,344 for the twelve months ended December 31, 2012 and 2011, respectively.

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

(L) Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. See Note 12 for further information regarding goodwill and related impairment charges recorded during 2012 and 2011.

Other intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our Patent and Website using the best information available, using both a market approach, as well as a discounted cash flow model, commonly referred to as the income approach. If the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating fair value and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of December 31, 2012, the estimated fair value of our other intangible assets exceeded their carrying values.

(M) Income Taxes

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

	2012	2011

Expected income tax recovery (expense) at the statutory rate of 38.6%	$(174,318)	$(84,052)
Tax effect of expenses that are not deductible for income tax purposes
(net of other amounts deductible for tax purposes)	14	2,365
Change in valuation allowance	174,304	81,688

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2012	2011

Deferred income tax asset:
Net operating loss carry forwards	$255,992	$109,715
Valuation allowance	(255,992)	(109,715)
Deferred income taxes	$-	$-

As of December 31, 2012, the Company has a net operating loss carry forward of $663,191 available to offset future taxable income through 2030.  This results in deferred tax assets of $255,992 as of December 31, 2012. The valuation allowance at December 31, 2011 was $109,715. The change in the valuation allowance for the year ended December 31, 2012 was an increase of $146,227.

(N) Fair Value

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2012 and 2011.  All of the Company’s intangible assets are valued using the level 3 inputs as of December 31, 2012.

(O) Recent Accounting Pronouncements

In July 2012 the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required by ASC Topic 350-30 on general intangibles other than goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, provided that the entity has not yet issued its financial statements. The Company does not anticipate any material impact from the adoption of ASU 2012-02.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010 in ASU No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements in ASU No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material to the Company.

NOTE 2 ASSET PURCHASE AQUISITION

On September 6, 2011, the Company acquired 100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care, Inc for $300,000 in cash, 393,391 shares of our common stock with a fair value of $150,000 based on the fair value on the date of the grant and a Note Payable for $100,000 to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $5,069 and $347 of interest expense was recognized for the years ended December 31, 2012 and 2011, respectively. These financial statements are presented in a consolidated format.

Purchase price	$550,000
Patents	$93,644
Goodwill	481,353
Less: Assumption of Accounts Payable	-24,997
Total assets acquired	$550,000

The table below summarizes the unaudited pro forma information of the results of operations as though the acquisitions had been completed as of January 1, 2011:

	Enterologics Corp and Subsidiary year ended December 31, 2012	Enterologics Corp and subsidiary year ended December 31, 2011

Gross revenue	-	$-
Total expenses	(451,600)	(234,542)
Net income (loss) before taxes	(451,600)	$(243,542)
Earnings (loss) per share	(0.01)	$(0.01)

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. On October 15, 2012 the loan and accrued interest of $3,192 were repaid. (See note 5).

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

On November 20, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $87. (See note 5).

On November 29, 2012 a related party loaned $7,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $33. (See note 5).

On December 7, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $24. (See note 5).

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

During the twelve months ended December 31, 2012, the Company sold a total of 1,750,000 shares of common stock to 3 entities for cash of $217,500 ($0.05 per share).

On September 6, 2011, the Company issued 393,391 share of common stock as part of an asset purchase acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care. In addition $300,000 in cash was paid to New York Health Care and a Note Payable was issued for $100,000 to New York Health Care to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and the annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $5,069 of interest expense was recognized for the twelvemonths ended December 31, 2012.

(C) Loan Commitment Fee

On January 7, 2011 the Company issued 500,000 shares of common stock to a related party valued at ($.05 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on September 7, 2011. The Company is amortizing the value over the term of the commitment.

On January 11, 2012 the Company issued 500,000 shares of common stock valued at ($.19 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on October 1, 2012. The Company is amortizing the value over the term of the commitment.

On May 10, 2012 the Company issued 250,000 shares of common stock valued at ($.05 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on November 10, 2012. The Company is amortizing the value over the term of the commitment.

On July 31 , 2012 the Company issued 1,000,000 shares of common stock valued at ($.11 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on the six months anniversary or earlier from the proceeds of a capital raise. The Company is amortizing the value over the term of the commitment

(D) Imputed Compensation

During the twelve months ended December 31, 2012 and 2011, an individual contributed services to the Company at a fair value of $0 and $6,000 respectively.

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

On September 14, 2011 a related party loaned $50,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 6%, and be demanded to be repaid on or after October 31, 2011. On October 15, 2012 the loan and accrued interest of $3,192 were repaid.

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

On November 20, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $87. (See note 5).

On November 29, 2012 a related party loaned $7,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $33. (See note 5).

On December 7, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $24. (See note 5).

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

The letter of intent provides that the Company will negotiate in good faith with UST to enter into a license agreement by May 15, 2012 for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria. Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property. On May 14, 2012 the period for the Company to enter into a License agreement was extended to August 15, 2012. On August 15, 2012 the period for the Company to enter into a License agreement was extended to October 15, 2012. As of October 15, 2012 the period for the Company to enter into a License agreement was extended to December 15, 2012. As of December 31, 2012 the period for the Company to enter into a License agreement was extended to April 30, 2013. No payments will be made for months of January to April 2013. In lieu of payments for these months the company has agreed to issue 200,000 shares of its common stock par value $0.001 in favor of Universal Stabilization Technologies, Inc.

Upon execution of the license agreement, the Company will be required to issue 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, the Company will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the BLA and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. The Company will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicenses. The Company’s right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that the Company receives other than cash consideration from a sublicense, it will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request. The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the twelve months ended December 31, 2012 the company made payments to UST totaling $103,543 US Dollars.
.

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

On July 31, 2012, the Company entered into an unsecured loan agreement for a series of loans up to an aggregate of $250,000 and borrowed an initial $15,000 and issued 6% promissory notes to the lender on August 1, 2012. The principal and accrued interest under the note is due and payable on the six months anniversary or earlier from the proceeds of a capital raise. An additional 6 % promissory note for $30,000 was issued on October 11, 2012. The principal and accrued interest are due and payable on April 11, 2013. An additional 6 % promissory note for $55,000 was issued on October 15, 2012. The principal and accrued interest are due and payable on April 15, 2013.In consideration of the loan commitments, the Company issued the lender 1,000,000 shares of common stock with a fair value of $110,000 ($.11 per share) based on the most recent cash offering price .The company did not borrow additional funds from the lender under the agreement and the commitment to fund additional loans expired on November 30, 2012.

On October 5, 2012 an unrelated party loaned $2,500 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%.The note was repaid with interest on October 11, 2012.

NOTE 8 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $1,236,676 from inception, used cash in operations from inception of $451,985. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 GOODWILL AND INTANGIBLE ASSETS

In accordance with accounting standards for goodwill and other intangible assets, goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The impairment test for goodwill utilizes a fair value approach. The impairment test for identifiable intangible assets not subject to amortization is also performed annually or when impairment indications exist, and consist of a comparison of the fair value of the intangible asset with its carrying amount. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. Our annual impairment analysis is performed at the last day of our accounting period each year.

We perform our annual goodwill and intangible impairment test required under accounting standards at the last day of our accounting period each year, or when an indication of potential impairment exists. The goodwill impairment test involves a two-step process as described in the “Summary of Significant Accounting Policies” in Note 1. The first step is a comparison of each reporting unit's fair value to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.

After performing the first step of the process, we determined goodwill recorded in 2012 were potentially impaired. The company has not had any revenue generated from related goodwill. After performing the second step of the process, we determined that the total amount of goodwill recorded at these reporting units was impaired and recorded charges of $481,353 and $0 in 2012 and 2011, respectively.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred at a date other than the annual impairment test date. Such indicators may include, among others: a significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates.

NOTE 10 SUBSEQUENT EVENTS

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

As of December 31, 2012 the period for the Company to enter into a License agreement was extended to April 30, 2013. No payments will be made for months of January to April 2013. On January 30, 2013 in lieu of payments for these months the company issued 200,000 shares of its common stock par value $0.001 in favor of Universal Stabilization Technologies, Inc.

On January 11, 2012, the Company entered into a letter agreement to loan the company for $100,000. The first 5% promissory note for $50,000 was issued on January 16, 2012. The second 5% promissory note for $25,000 was issued on February 1, 2012. The third and final 5% promissory note for $25,000 was issued on March 14, 2012.The principal and accrued interest under the notes are due and payable on May 1, 2013. In consideration of the loan, On February 1, 2013 the Company issued the lender 500,000 shares of common stock with a fair value of $6,000 ($.012 per share) based on the most recent cash offering price

On January 11, 2012, the Company entered into a letter agreement to loan the company for $50,000. The 5% promissory note for $50,000 was issued May 10, 2012. In consideration of the loan, On January 15, 2013 the Company issued the lender 150,000 shares of common stock with a fair value of $3,000 ($.02 per share) based on the most recent cash offering price

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control of financial reporting is designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP, including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and our directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits us to provide only management’s report in this annual report.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company may consider taking steps to address these concerns.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Robert Hoerr, M.D., PhD.	63	President and Director
Lawrence Levitan, M.D.	56	Treasurer and Director
William Welwart	58	Vice President and Director
Lisa Grossman	50	Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2012.

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

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Robert Hoerr, M.D., PhD (President)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Lawrence Levitan, M.D (Treasurer)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
William Welwart (Vice President)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Lisa Grossman (Secretary)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

We have no employment agreements with any of our directors or executive officers.

Long-Term Incentive Plans. As of December 31, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation in the event of termination of employment or corporate change in control.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 27, 2013, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 37,163,391 shares of our common stock issued and outstanding as of March 27, 2013. Unless otherwise indicated, the address of each person listed is c/o Enterologics, Inc., 1264 University Avenue West, Suite 404, St. Paul, Minnesota 55104.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Uri Dreifus	2,088,500	5.62%
Zachary Grossman	2,500,000	6.73%
Gabriel Solomon	2,500,000	6.73%
Robert Hoerr, M.D., PhD.	1,500,000	4.04%
Lawrence Levitan, M.D	500,000	Less than 1%
William Welwart	500,000	Less than 1%
Lisa Grossman	6,240,000	16.79%
Directors and officers, as a group (4 persons)	15,828,500	42.59%

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

On September 10, 2012 a related party loaned $5,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $13 were repaid.

On September 14, 2012 a related party loaned $7,500 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $17 were repaid.

On September 25, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3% . On October 11, 2012 the loan and accrued interest of $16 were repaid.

On November 20, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $87.

On November 29, 2012 a related party loaned $7,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $33.

On December 7, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of December 31, 2012 the loan accrued interest of $24.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.   Principal Accounting Fees and Services.

Our principal independent accountant is Lake & Associates, CPA's LLC. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011

Audit Fees	$15,000	$10,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

10.11	Stock Purchase Agreement, dated June 20, 2011, between Enterologics, Inc. and New York Health Care, Inc. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 22, 2011)

10.12	Form of Promissory Note (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 22, 2011)

10.13	Form of Membership Interest Purchase Agreement (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 22, 2011)

10.14	Promissory Note dated September 6, 2011 in the principal amount of $100,000 issued to BioBalance Corp. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on September 7, 2011)

10.15	Membership Interest Purchase Agreement dated September 6, 2011 between Yitz Grossman and BioBalance Corp. (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on September 7, 2011)

10.16	Agreement, dated January 11, 2012, between Enterologics, Inc. and MBTA Management, LLC (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on January 31, 2012)

10.17	Promissory Note, dated January 16, 2012 in the principal amount of $50,000 issued to MBTA Management, LLC (Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on Janaury 31, 2012)

10.18	Promissory Note, dated February 1, 2012 in the principal amount of $25,000 issued to MBTA Management, LLC

10.19	Promissory Note, dated March 14, 2012 in the principal amount of $25,000 issued to MBTA Management, LLC

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
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

ENTEROLOGICS, INC.

Dated: March 29, 2013	By:	/s/ Robert Hoerr, M.D., Ph.D.
	Name:	Robert Hoerr, M.D., Ph.D.
	Title:	President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature:	Name:	Title:

March 29, 2013	/s/ Robert Hoerr	Robert Hoerr, M.D., Ph.D.	President and Director (Principal Executive Officer)

March 29, 2013	/s/ Lawrence Levitan	Lawrence Levitan, M.D.	Treasurer and Director
(Principal Financial and Accounting Officer)
March 29, 2013	/s/ William Welwart	William Welwart	Vice President and Director

March 29, 2013	/s/ Lisa Grossman	Lisa Grossman	Secretary