Form 10-Q
period 2013-03-31
Enterologics, Inc.
filed 2013-05-20
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,013,391 shares of common stock, $0.0001 par value, issued and outstanding as of May 17, 2013.

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
CURRENT ASSETS

Cash	$-	$-
Investment in Bio Balance
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	-	-
Patent, (net of Accumulated Amortization of $18,846 and $17,615 respectively)	87,489	88,720
Website Costs, (net of Accumulated Amortization of $2,096 and $1,834 respectively)	1,049	1,311

TOTAL ASSETS	$88,538	$90,031

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$48,891	$33,514
Accounts payable - related party	1,079	1,090
Accrued Interest	20,961	15,913
Accrued Expense	4,500	10,500
Notes payable	218,000	250,000
Notes payable - related party	110,345	65,333
Total Current Liabilities	403,776	376,350

LONG TERM LIABILITIES
Notes payable	66,667	66,667

TOTAL LIABILITIES	470,443	443,017

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 38,013,391 and 37,163,391 shares issued and outstanding, respectively	$3,801	$3,716
Additional paid in capital	890,889	879,974
Accumulated deficit - during developmental stage	(1,276,595)	(1,236,676)
Total Stockholders’ Equity / (Deficiency)	(381,905)	(352,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$88,538	$90,031

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Period September 2, 2009 Inception to
	March 31, 2013	March 31, 2012	March 31, 2013

OPERATING EXPENSES
Professional fees	$4,290	$11,438	$140,505
Consulting fees	3,000	7,000	49,500
Research and Development	10,967	28,995	214,790
Compensation expense			18,000
General and administrative	4,120	6,552	85,822
Impairment Expense			481,353
Amortization Expense	1,493	1,492	8,251
Total Operating Expenses	23,870	55,476	998,221

LOSS BEFORE PROVISION FOR INCOME TAXES	(23,870)	(55,476)	(998,221)

OTHER INCOME / (EXPENSES)
Interest income	-	-	5
Loan amortization expense- related party	(11,000)	(95,000)	(253,500)
Interest expense	(5,048)	(2,914)	(24,879)
	(39,918)	(153,390)	(1,276,595)
Provision for Income Taxes	-	-

NET LOSS	$(39,918)	$(153,390)	$(1,276,595)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	38,804,487	33,166,649

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended	For the Period September 2, 2009 Inception to
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(39,918)	(153,390)	(1,276,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment Loss	-		481,353
Imputed compensation	-		18,000
Stock issued for loan commitment fees-related party	11,000		36,000
Stock issued for services	-	-	60
Amortization Expense	1,493	1,493	20,942
Changes in operating assets and liabilities:
(Increase) in prepaid expenses			-
Increase/ (decrease) in accounts payable	15,377		48,891
Increase / (decrease) is accounts payable - related party	-		1,079
Increase/ (decrease) in Accrued Expenses	(952)	2,651	25,461
Net Cash Used In Operating Activities	(13,000)	(149,246)	(644,809)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	-		(3,145)
Cash paid for acquisition of wholly owned subsidiary	-		(300,000)

Net Cash Used In Investing Activities	-	-	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		95,000	894,690
Proceeds from notes payable-related party	13,000	100,000	158,500
Repayments to notes payable-related party		(50,000)	(45,500)
Proceeds from notes payable-third party			-
Repayments to notes payable-third party			-
			-
Net Cash Provided By Financing Activities	13,000	145,000	1,007,690

NET INCREASE (DECREASE ) IN CASH	-	(4,246)	59,736

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	17,975	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	13,729	59,736

Cash paid for interest expense	$-	-
Cash paid for Income Taxes	-	-	-

Supplemental disclosure of non cash investing & financing activities:

Issuance of common stock for loan commitment fees	$217,500	25,000	242,500

Issuance of stock for asset acquistion		$150,000	150,000
Issuance of note payable for asset acquistion		$100,000	100,000
Assumption of accounts payable in asset acquistion		$24,997	24,997

ENTEROLOGICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO MARCH 31, 2013

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

BALANCE, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to December 31, 2009	-	-	-	-	-	-	(8,099)	(8,099)

BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Common stock issued for purchase of Bio-Balance			393,391	39	149,961			150,000

Net loss, for Twelve months ended December 31, 2011	-	-	-	-	-	-	(223,013)	(223,013)

BALANCE, DECEMBER 31 2011	-	$-	35,413,391	$3,541	$662,649	$-	$(303,723)	$362,467

Common stock issued for loan comitment fees	-	-	1,750,000	175	217,325	-	-	217,500

Net loss, for Twelve months ended December 31, 2012	-	-	-	-	-	-	(932,953)	(932,953)

BALANCE, DECEMBER 31 2012	-	$-	37,163,391	$3,716	879,974	-	(1,236,676)	(352,986)

Common stock issued for loan comitment fees	-	-	850,000	85	10,915	-	-	11,000

Net loss, for Three months ended March 31, 2013	-	-	-	-	-	-	(45,918)	(45,918)

BALANCE, MARCH 31 2013	-	$-	38,013,391	$3,801	890,889	-	(1,282,594)	(387,904)

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2013 and 2012 the Company did not have any balances that exceeded FDIC insurance limits.

(D) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the three months ended March 31, 2013 and 2012, the Company incurred $3,145 respectively, in website development costs. As of March 31, 2013 and 2012, amortization of $2,096 and $,1834  respectively has been taken.

(E) Principles of Consolidation

 The consolidated financial statements included the accounts of Enterologics, Inc and its wholly-owned subsidiary Biobalance Corp, and Biobalance LLC, from the date of acquisition of September 6, 2011 through March 31, 2013. All material intercompany balances and transactions have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2013 and 2012, there were 38,804,487 and 33,166,649 shares issued and outstanding, respectively.

(H) Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $10,967 and $28,995 for the three months ended March 31, 2013 and 2012, respectively.

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

(L) Impairment of Goodwill and Intangible Assets
We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. See Note 12 for further information regarding goodwill and related impairment charges recorded during 2013 and 2012.

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2013  and 2012. All of the Company’s intangible assets are valued using the level 3 inputs as of March 31, 2013.

 (N) Recent Accounting Pronouncements

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

NOTE 2   ASSET PURCHASE AQUISITION

 On September 6, 2011, the Company acquired 100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care, Inc for $300,000 in cash, 393,391 shares of our common stock with a fair value of $150,000 based on the fair value on the date of the grant and  a Note Payable for $100,000 to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $1,250 and $1,250 of interest expense was recognized for the three months ended March 31, 2013 and 2012, respectively. These financial statements are presented in a consolidated format.

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

On November 20, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of March 31, 2013 the loan accrued interest of $275. (See note 5).

On November 29, 2012 a related party loaned $7,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of March 31, 2013 the loan accrued interest of $120. (See note 5).

On December 7, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of March 31, 2013 the loan accrued interest of $158. (See note 5).

On February 19 2013 a related party loaned $1,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of March 31, 2013 the loan accrued interest of $41. (See note 5).

On March 11, 2013 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of March 31, 2013 the loan accrued interest of $18. (See note 5).

On March 19 2013 a related party loaned $2,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of March 31, 2013 the loan accrued interest of $2. (See note 5).

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

During the three months ended  March 31, 2013, the Company sold a total of 1,750,000 shares of common stock to 3 entities for cash of $11,000  ($0.01 per share).

On September 6, 2011, the Company issued 393,391 share of common stock as part of an asset purchase acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care. In addition $300,000 in cash was paid to New York Health Care and a Note Payable was issued for $100,000 to New York Health Care to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and the annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $1,250 of interest expense was recognized for the three months ended March 31, 2013.

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

 During the three months ended March 31, 2013 and 2012, an individual contributed services to the Company at a fair value of $0 and $3,000 respectively.

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

On November 20, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of March 31, 2013 the loan accrued interest of $275. (See note 3).

On November 29, 2012 a related party loaned $7,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of March 31, 2013 the loan accrued interest of $120. (See note 3).

On December 7, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of March 31, 2013 the loan accrued interest of $158. (See note 3).

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

On January 30, 2013 the Company issued 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, the Company will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the BLA and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. The Company will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicenses. The Company’s right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that the Company receives other than cash consideration from a sublicense, it will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued.

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request. The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the three months ended March 31, 2013 the company made payments to UST totaling $28,995 US Dollars.

NOTE 7 NOTES PAYABLE

On January 11, 2012, the Company entered into a loan agreement for $100,000 and issued the initial 5% promissory note for $50,000 to the lender on January 19, 2012. The principal and accrued interest under the note is due and payable on July 16, 2012 which has been extended to September 15, 2012 and has a conversion feature. An additional 5 % promissory note for $25,000 was issued on February 1, 2012. The principal and accrued interest are due and payable on August 1, 2012 which has been extended to October1, 2012.The final 5 % promissory note for $25,000 was issued on March 14, 2012. The principal and accrued interest are due and payable on September 14, 2012, with an extension issued to May 1 2013, and are currently in default.  In consideration of the loan, the Company issued the lender 500,000 shares of common stock with a fair value of $95,000 ($.19 per share) based on the most recent cash offering price.

On May 10, 2012, the Company entered into a loan agreement for $50,000 and issued a 5% promissory note to the lender. The principal and accrued interest under the note is due and payable on November 10, 2012 which was extended to May 1, 2013, which is currently in default and has a conversion feature . In consideration of the loan, the Company issued the lender 250,000 shares of common stock with a fair value of $12, 500 ($.05 per share) based on the most recent cash offering price.

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

On February 19 2013 a unrelated party loaned $1,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of March 31, 2013 the loan accrued interest of $41. (See note 5).

On March 11, 2013 a unrelated party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of March 31, 2013 the loan accrued interest of $18. (See note 5).

On March 19 2013 a unrelated party loaned $2,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of March 31, 2013 the loan accrued interest of $2. (See note 5).

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

After performing the first step of the process, we determined goodwill recorded in 2012 were potentially impaired. The company has not had any revenue generated from related goodwill. After performing the second step of the process, we determined that the total amount of goodwill recorded at these reporting units was impaired and recorded charges of $0 and $481,353 and $0 in three months ended March 31, 2013 and 2012, respectively.

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

NOTE 10  SUBSEQUENT EVENTS

On January 11, 2012, the Company entered into a loan agreement for $100,000 and issued the initial 5% promissory note for $50,000 to the lender on January 19, 2012. The principal and accrued interest under the note is due and payable on July 16, 2012 which has been extended to September 15, 2012 and has a conversion feature. An additional 5 % promissory note for $25,000 was issued on February 1, 2012. The principal and accrued interest are due and payable on August 1, 2012 which has been extended to October1, 2012.The final 5 % promissory note for $25,000 was issued on March 14, 2012. The principal and accrued interest are due and payable on September 14, 2012, with an extension issued to May 1 2013, and are currently in default.  In consideration of the loan, the Company issued the lender 500,000 shares of common stock with a fair value of $95,000 ($.19 per share) based on the most recent cash offering price.

On May 10, 2012, the Company entered into a loan agreement for $50,000 and issued a 5% promissory note to the lender. The principal and accrued interest under the note is due and payable on November 10, 2012 which was extended to May 1, 2013, which is currently in default and has a conversion feature . In consideration of the loan, the Company issued the lender 250,000 shares of common stock with a fair value of $12, 500 ($.05 per share) based on the most recent cash offering price.

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

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology. We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period. Testing results obtained to date confirm the value of the technology for extending the shelf-life of our E. coli M17 probiotic in a dry form.  Based on these results, we believe that the technology will enable us to produce a shelf-stable, dry dosage form of E. coli M17 for clinical testing purposes.  We plan to undertake this work as soon as the technology license agreement is executed.  We have the right, pursuant to the letter of intent with UST and extensions, to enter into a license agreement until June 30, 2013.

The term of the right of first refusal was previously extended on May 4, 2012, August 15, 2012 and on October 15th 2012 through December 31, 2012, in exchange for continued monthly payments of CA $8333.33. On December 31, 2012, the term was extended through April 30, 2013. In lieu of cash payments for the months of January through April 2013, the Company agreed to issues to the amount of 200,000 shares of its common stock par value $0.0001 in favor of Universal Stabilization Technologies, Inc. As of May 1, 2013, , the right of first refusal was extended to June 1, 2013 by agreeing to making monthly payments no later than June 15, 2013, of CA$8333.33 until the full exercise of the license agreement. All other terms and conditions remained the same.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012:

Revenues

The Company did not generate any revenues for the three months ended March 31, 2013. or for the three months ended March 31, 2012.

Total Operating Expenses

During the three months ended March 31, 2013., total operating expenses were $23,870, which includes $10,967 for research and development, $4,120 for general and administrative expenses, $3,000 of consulting fees, $4,290 professional fees and $1,493 for amortization expenses, compared to total operating expenses of $55,476 for the three months ended March 31, 2012., which expenses included $28,995 for research and development, $7,000 of consulting fees, $6,552 for general and administrative expenses, $11,438 of professional fees and $1,492_for amortization expense. The decrease in total operating expenses of $31,606 represents a decrease of approximately 57%, primarily as a result of our decrease in research and development costs.

Net loss

For the three months ended March 31, 2013., net loss was $39,918 compared with net loss for the three months ended March 31, 2012. of $153,390, which represents an decrease of $113,472, or approximately 74%.

Liquidity and Capital Resources

As of March 31, 2013, we had no cash or cash equivalents. On March 31, 2013, our total current liabilities were $403,776. We had total liabilities and a stockholders’ deficiency of $88,538_ at March 31, 2013.

We currently have no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company with no operations. For the period September 2, 2009 (inception) through March 31, 2013, the Company had a net loss of $1,276,595. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $1,000,000 to fund its expenses and execute its business plan over the next twelve months.When clinical testing is initiated, additional funding will be required to support this activity. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a full time accountant with adequate and relevant experience in conforming financial statements with generally accepted accounting principles in the United States (“GAAP”); (2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of March 31, 2013. Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by _____, 2013.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2013, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

On March 14, 2013, we issued The 1999 Family Trust 150,000 shares of common stock in consideration for loans previously made by the Trust to the Company. The shares were valued at $3,000 ($.02 per share). The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On March 14, 2013, we issued MBTA Management, LLC 500,000 shares of common stock in consideration for loans previously made by MBTA to the Company. The shares were valued at $10,000 ($.02 per share). The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On March 14, 2013, we issued Universal Stabilization Technologies Inc. 200,000 shares of common stock in consideration for the execution of the extension to the letter of intent with the Company. The shares were valued at $4,000 ($.02 per share). The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

10.20	Extension of LOI with Universal Stabilization Technologies, Inc. dated as of May 1, 2013 executed May __, 2013

10.21	Demand promissory note dated 3-11-2013 between Special Times and Special Needs, Inc and Enterologics, Inc. In the original principal amount of $10,000.00.

10.22	Demand promissory note dated 2-19-13-2013 between Special Times and Special Needs, Inc and Enterologics, Inc. In the original principal amount of $1,000.00.

10.23	Demand promissory note dated 3-19-2013 between Special Times and Special Needs, Inc and Enterologics, Inc. In the original principal amount of $2,000.00.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Robert Hoerr, President

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Lawrence Levitan, Treasurer

32.1	Section 1350 Certifications of Robert Hoerr, President

32.2	Section 1350 Certifications of Lawrence Levitan, Treasurer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

ENTEROLOGICS, INC.

Dated: May 20, 2013	By:	/s/ Robert Hoerr, M.D.
	Name:	Robert Hoerr, M.D.
	Title:	President (principal executive officer) and Director

Dated: May 20, 2013	By:	/s/ Lawrence Levitan, M.D.
	Name:	Lawrence Levitan, M.D.
	Title:	Treasurer (principal financial and accounting officer) and Director