Form 10-Q
period 2013-06-30
Enterologics, Inc.
filed 2013-08-19
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,013,391 shares of common stock, $0.0001 par value, issued and outstanding as of August 15, 2013.

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements

Explanatory Note

As indicated in the Current Report on Form 8-K filed by the Company on August 19, 2013, Lake & Associates, CPA’s could no longer serve as principal independent accountants for the Company. Therefore the unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an outside independent accounting firm as required by the rules of the Securities and Exchange Commission, or the SEC. As a result, this Quarterly Report on Form 10-Q is considered deficient and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above, this Quarterly Report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this Report with the SEC to provide the financial and other information set forth herein to its shareholders and other interested parties. The Company plans to file an amendment to this Quarterly Report on Form 10-Q as soon as practicable with a review by our independent registered public accounting firm of the Company’s interim financial statements included herein.

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS

Cash	$-	$-
Investment in Bio Balance
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	-	-
Patent, (net of Accumulated Amortization of $20,077 and $17,615 respectively)	86,258	88,720
Website Costs, (net of Accumulated Amortization of $2,358 and $1,834 respectively)	787	1,311

TOTAL ASSETS	$87,045	$90,031

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$49,264	$33,514
Accounts payable - related party	1,090	1,090
Accrued Interest	26,596	15,913
Accrued Expense	4,500	10,500
Notes payable	250,000	250,000
Notes payable - related party	83,333	65,333
Total Current Liabilities	414,783	376,350

LONG TERM LIABILITIES
Notes payable	66,667	66,667

TOTAL LIABILITIES	481,450	443,017

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY / (DEFICIENCY)
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 38,013,391 and 37,163,391 shares issued and outstanding, respectively	$3,801	$3,716
Additional paid in capital	890,889	879,974
Accumulated deficit - during developmental stage	(1,289,095)	(1,236,676)
Total Stockholders’ Equity / (Deficiency)	(394,405)	(352,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIENCY)	$87,045	$90,031

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six Months Ended	For the Three Months Ended	For the Period September 2, 2009 Inception to
	June 30, 2013	June 30, 2013	June 30, 2013

OPERATING EXPENSES
Professional fees	$8,640	$4,350	$144,805
Consulting fees	3,000		42,000
Research and Development	10,967	-	214,791
Compensation expense			18,000
General and administrative	5,143	1,023	94,393
Impairment Expense			481,353
Amortization Expense	2,986	1,493	9,744
Total Operating Expenses	30,736	6,866	1,005,086

LOSS BEFORE PROVISION FOR INCOME TAXES	(30,736)	(6,866)	(1,005,086)

OTHER INCOME / (EXPENSES)
Interest income	-	-	5
Loan amortization expense- related party	(11,000)		(253,500)
Interest expense	(10,683)	(5,635)	(30,514)
	(52,419)	(12,501)	(1,289,095)
Provision for Income Taxes	-	-

NET LOSS	$(52,419)	$(12,501)	$(1,289,095)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	38,804,487	33,166,649

ENTEROLOGICS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE PERIOD FROM SEPTEMBER 2, 2009 (INCEPTION) TO JUNE 30, 2013

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit - Development	Total Stockholders' Equity /
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)
BALANCE, September 2, 2009 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Sale of common stock -Founders $.001 per share	-	-	10,300,000	1,030	-	-	-	1,030

Sale of common stock - private placement $.003 per share	-	-	15,700,000	1,570	45,530	(20)	-	47,080

Net loss, for the period September 2, 2009 (Inception) to	-	-	-	-	-	-	(8,099)	(8,099)
December 31, 2009
BALANCE, December 31, 2009	-	-	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation	-	-	-	-	12,000	-	-	12,000

Common stock issued for services	-	-	20,000	2	58	-	-	60

Cash received from issuance of common stock	-	-	-	-	-	20	-	20

Net loss, for the year ended December 31, 2010	-	-	-	-	-	-	(72,611)	(72,611)

BALANCE, DECEMBER 31, 2010	-	-	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	-	-	6,000	-	-	6,000

Sale of common stock - private placement $.05 per share	-	-	8,500,000	850	424,150		-	425,000

Common stock issued for loan comitment fees $.05 per share	-	-	500,000	50	24,950	-	-	25,000

Common stock issued for purchase of Bio-Balance			393,391	39	149,961			150,000

Net loss, for Twelve months ended December 31, 2011	-	-	-	-	-	-	(223,013)	(223,013)

BALANCE, DECEMBER 31 2011	-	$-	35,413,391	$3,541	$662,649	$-	$(303,723)	$362,467

Common stock issued for loan comitment fees	-	-	1,750,000	175	217,325	-	-	217,500

Net loss, for Twelve months ended December 31, 2012	-	-	-	-	-	-	(932,953)	(932,953)

BALANCE, DECEMBER 31 2012	-	$-	37,163,391	$3,716	879,974	-	(1,236,676)	(352,986)

Common stock issued for loan comitment fees	-	-	850,000	85	10,915	-	-	11,000

Net loss, for six months ended June 30, 2013	-	-	-	-	-	-	(52,419)	(52,419)

BALANCE, MARCH 31 2013	-	$-	38,013,391	$3,801	890,889	-	(1,289,095)	(394,405)

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Three Months Ended	For the Period September 2, 2009 Inception to
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(52,419)	(231,205)	(1,289,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment Loss	-		481,353
Imputed compensation	-		18,000
Stock issued for loan commitment fees-related party	11,000	107,500	253,500
Stock issued for services	-	-	60
Amortization Expense	2,986	2,986	9,744
Changes in operating assets and liabilities:
(Increase) in prepaid expenses			-
Increase/ (decrease) in accounts payable	15,749		22,144
Increase / (decrease) is accounts payable - related party	-		3,213
Increase/ (decrease) in Accrued Expenses	4,684	8,800	31,096
Net Cash Used In Operating Activities	(18,000)	(111,919)	(469,985)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Website costs	-		(3,145)
Cash paid for acquisition of wholly owned subsidiary	-		(300,000)

Net Cash Used In Investing Activities	-	-	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock			473,130
Proceeds from notes payable-related party		10,000	234,000
Repayments to notes payable-related party		(60,000)	(197,000)
Proceeds from notes payable-third party	18,000	150,000	265,500
Repayments to notes payable-third party			(2,500)
			-
Net Cash Provided By Financing Activities	18,000	100,000	773,130

NET INCREASE (DECREASE ) IN CASH	-	(11,919)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	17,975	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	6,056	-

Cash paid for interest expense	$-	9,086
Cash paid for Income Taxes	-	-	-

Supplemental disclosure of non cash investing & financing activities:

Issuance of common stock for loan commitment fees	$11,000		253,500

Issuance of stock for asset acquistion			$150,000
Issuance of note payable for asset acquistion			$100,000
Assumption of accounts payable in asset acquistion			$24,997

ENTEROLOGICS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO  FINANCIAL STATEMENTS
JUNE 30, 2013

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2013 and 2012 the Company did not have any balances that exceeded FDIC insurance limits.

(D) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the six months ended June 30, 2013 and 2012, the Company incurred $3,145 respectively, in website development costs. As of June 30, 2013 and 2012, amortization of $2,358 and $1,834 respectively has been taken.

(E) Principles of Consolidation

The consolidated financial statements included the accounts of Enterologics, Inc and its wholly-owned subsidiary Biobalance Corp, and Biobalance LLC, from the date of acquisition of September 6, 2011 through June 30, 2013. All material intercompany balances and transactions have been eliminated in consolidation.

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

(G) Loss Per Share

Basic and diluted net (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of  June 30, 2013 and  2012, there were 38,804,487 and 33,166,649 shares issued and outstanding, respectively.

(H) Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $10,967 and $28,835  for the six  months ended June 30, 2013 and 2012, respectively.

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

(L) Impairment of Goodwill and Intangible Assets

We evaluate goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment at the reporting unit level and have allocated goodwill to the reporting unit based on an estimate of its relative fair value. The evaluation is a two-step approach requiring us to compute the fair value of a reporting unit and compare it with its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is performed to measure the potential goodwill impairment. Significant judgment is involved in estimating cash flows and fair value. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected operating performance, recent market transactions and current industry trading multiples. There is no impairment charges recorded for the six months ended June 30, 2013.

Other intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We estimate the fair value of our Patent and Website using the best information available, using both a market approach, as well as a discounted cash flow model, commonly referred to as the income approach. If the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating fair value and long-term revenue forecasts. Management’s estimates, which fall under Level 3 of the U.S. GAAP fair value hierarchy as defined by FASB ASC Topic 820-10-35, are based on historical and projected revenue performance and industry trends. As of June 30, 2013, the estimated fair value of our other intangible assets exceeded their carrying values.

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the six months ended June 31, 2013 and 2012. All of the Company’s intangible assets are valued using the level 3 inputs as of June 30, 2013.

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

NOTE 2    ASSET PURCHASE AQUISITION

On September 6, 2011, the Company acquired 100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care, Inc for $300,000 in cash, 393,391 shares of our common stock with a fair value of $150,000 based on the fair value on the date of the grant and a Note Payable for $100,000 to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $2,514 of interest expense was recognized for the six months ended June 30, 2013 and 2012, respectively. These financial statements are presented in a consolidated format.

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

On November 20, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of June 30, 2013 the loan accrued interest of $465 (See note 5).

On November 29, 2012 a related party loaned $7,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of June 30, 2013 the loan accrued interest of $208. (See note 5).

On December 7, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of June 30, 2013 the loan accrued interest of $285. (See note 5).

On May 21, 2013 a related party loaned $5,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 8%. As of June 30, 2013 the loan accrued interest of $456. (See note 5).

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

During the six months ended   June 30, 2013, the Company sold a total of 1,750,000 shares of common stock to 3 entities for cash of $11,000   ($0.01 per share).

On September 6, 2011, the Company issued 393,391 share of common stock as part of an asset purchase acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care. In addition $300,000 in cash was paid to New York Health Care and a Note Payable was issued for $100,000 to New York Health Care to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and the annually thereafter with the last payment due no later than September 6, 2014. This note accrues interest at a rate of 5% per annum and $2,514 of  interest expense was recognized for the six months  ended June 30, 2013.

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

As of June 30, 2013 the period for the Company to enter into a License agreement was extended to September 30, 2013. No payments will be made for months of January to August 2013. On January 30, 2013 in lieu of payments for these months the company issued 200,000 shares of its common stock par value $0.001 in favor of Universal Stabilization Technologies, Inc.

On January 11, 2012, the Company entered into a letter agreement to loan the company for $100,000. The first 5% promissory note for $50,000 was issued on January 16, 2012. The second 5% promissory note for $25,000 was issued on February 1, 2012. The third and final 5% promissory note for $25,000 was issued on March 14, 2012.The principal and accrued interest under the notes are due and payable on May 1, 2013and is currently in default. In consideration of the loan, On February 1, 2013 the Company issued the lender 500,000 shares of common stock with a fair value of $6,000 ($.012 per share) based on the most recent cash offering price

On January 11, 2012, the Company entered into a letter agreement to loan the company for $50,000. The 5% promissory note for $50,000 was issued May 10, 2012. In consideration of the loan, On January 15, 2013 the Company issued the lender 150,000 shares of common stock with a fair value of $3,000 ($.02 per share) based on the most recent cash offering price

(D) Imputed Compensation

During the six months ended June 30, 2013 and 2012, an individual contributed services to the Company at a fair value of $0 and $0 respectively.

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

On November 20, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of June 30, 2013 the loan accrued interest of $465. (See note 3).

On November 29, 2012 a related party loaned $7,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of June 30, 2013 the loan accrued interest of $208. (See note 3).

On December 7, 2012 a related party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%. As of June 30, 2013 the loan accrued interest of $285. (See note 3).

On May 21, 2013 a related party loaned $5,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 8%. As of June 30, 2013 the loan accrued interest of $456. (See note 5).

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

The letter of intent provides that the Company will negotiate in good faith with UST to enter into a license agreement by May 15, 2012 for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria. Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property. On May 14, 2012 the period for the Company to enter into a License agreement was extended to August 15, 2012. On August 15, 2012 the period for the Company to enter into a License agreement was extended to October 15, 2012. As of October 15, 2012 the period for the Company to enter into a License agreement was extended to December 15, 2012. As of December 31, 2012 the period for the Company to enter into a License agreement was extended to April 30, 2013. As of August 1, 2013 the period for the Company to enter into a License agreement was extended to September 30, 2013.No payments will be made for months of January to August 2013. In lieu of payments for these months the company has agreed to issue 200,000 shares of its common stock par value $0.001 in favor of Universal Stabilization Technologies, Inc.

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

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request. The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the six months ended June 30, 2013 the company made payments to UST totaling $28,995 US Dollars.

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

On February 19 2013 an unrelated party loaned $1,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of June 30, 2013 the loan accrued interest of $11.

On March 11, 2013 an unrelated party loaned $10,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of June 30, 2013 the loan accrued interest of $93.

On March 19 2013 an unrelated party loaned $2,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of June 30, 2013 the loan accrued interest of $17.

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $1,289,095 from inception, used cash in operations from inception of $464,985. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology.  We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period. We have the right, pursuant to the letter of intent with UST, and subsequent extensions of the term of the right of first refusal, to enter into a license agreement until September 30, 2013.

The term of the right of first refusal was previously extended on May 4, 2012, August 15, 2012 and on October 15th 2012 through December 31, 2012, in exchange for continued monthly payments of CA $8333.33.  On December 31, 2012, the term was extended through April 30, 2013.  In lieu of cash payments for the months of January through April 2013, the Company agreed to issue the amount of 200,000 shares of its common stock par value $0.0001 in favor of Universal Stabilization Technologies, Inc. On August 15, 2013 the term of the right of refusal was extended until September 30, 2013.  All other terms and conditions remained the same.

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

As a result of our limited financial resources, we evaluated our patent portfolio and permitted certain patents and foreign patent applications to lapse.  Notwithstanding, we believe that the intellectual property related to UST’s probiotic stabilization technology, should we enter into a license agreement with UST, will provide supplemental protection for the probiotic E. coli products we intend to develop.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012:

Revenues

The Company did not generate any revenues for the three months ended June 30, 2013 or for the three months ended June 30, 2012.

Total Operating Expenses

During the three months ended June 30, 2013, total operating expenses were $6,866, which includes $1,023 for general and administrative expenses, $4,350 professional fees and $1,493 for amortization expenses, as compared to total operating expenses during the three months ended June 30, 2012 were $59,143, which includes $15,310 for professional fees, $28,835 for research and development, $6,000 for consulting fees, general and administrative expenses of $7,505, and $1,493 for amortization expense.  The decrease in total operating expenses of $52,277 represents a decrease of approximately 88%, primarily as a result of no research and development costs during the current quarter.

Net loss

For the three months ended June 30, 2013, net loss was $6,866, as compared with net loss for the three months ended June 30, 2012 of $12,501, which represents an decrease of $5,635, or approximately 45%.

Comparison of Six  Months Ended June 30, 2013 and 2012:

Revenues

The Company did not generate any revenues for the six months ended June 30, 2013. or for the six months ended June 30, 2012.

Total Operating Expenses

During the six months ended June 30, 2013, total operating expenses were $30,736, which includes $10,967 for research and development, $5,143 for general and administrative expenses, $3,000 of consulting fees, $8,640 professional fees and $2,986 for amortization expenses, as compared to total operating expenses during the six months ended June 30, 2012 of $114,619, which includes $26,748 for professional fees, $57,830 for research and development, $13,000 for consulting fees, general and administrative expenses of $14,055, and $2,986 for amortization expense.  The decrease in total operating expenses of $83,883 represents a decrease of approximately 73%, primarily as a result of our decrease in research and development and professional costs.

Net loss

For the six months ended June 30, 2013., net loss was $52,419 compared with net loss for the six months ended June 30, 2012 of $$65,315, which represents an decrease of $12,896, or approximately 20%.

Liquidity and Capital Resources

As of June 30, 2013, we had no cash or cash equivalents. On June 30, 2013, our total current liabilities were $414,783. We had a stockholders’ deficiency of $394,405 at June 30, 2013.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company with no operations. For the period September 2, 2009 (inception) through June 30, 2013, the Company had a net loss of $1,005,086.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a full time accountant with adequate and relevant experience in conforming financial statements with generally accepted accounting principles in the United States (“GAAP”); (2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of June 30, 2013. Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

On August 19, 2013, Lawrence Levitan, our Treasurer and a director of our company since its inception, resigned from all his positions with the Company. Said resignation was as a result of time constraints resulting from his other duties. The Company is not aware of any disagreements between Dr. Levitan and any other officer or director of the Company. We are providing Dr. Levitan with a copy of this report concurrent with this filing.  Should any subsequent communications with Dr. Levitan regarding his decision to resign reveal any disagreement between him and the Company, the Board of Directors or any executive officer of the Company regarding our operations, policies or practices, we will amend this report accordingly to disclose any such disagreement.

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

ENTEROLOGICS, INC.

Dated: August 19, 2013	By:	/s/ Robert Hoerr, M.D.
	Name:	Robert Hoerr, M.D.
	Title:	President (principal executive officer) and Director