Form 10-Q/A
period 2013-06-30
Enterologics, Inc.
filed 2013-08-26
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
Form 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,013,391 shares of common stock, $0.0001 par value, issued and outstanding as of August 20, 2013.

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 due to the unreviewed financial information contained in the Form 10-Q filed on August 19, 2013 (the “Original Form 10-Q”).  Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. Those sections of the Original Form 10-Q that are unaffected by the Amendment are not included herein. This Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, this Amendment does not reflect events occurring after the dates of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q, and with our subsequent filings with the SEC.

2

PART I.      FINANCIAL INFORMATION
Item 1.  Financial Statements

Enterologics, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

OTHER ASSETS:
Patent, net	86,258	88,720
Website development costs, net	787	1,311

Total Other Assets	87,045	90,031

Total Assets	$87,045	$90,031

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$49,264	$33,514
Accounts payable - related party	1,090	1,090
Accrued interest	26,186	15,913
Accrued expenses	4,500	10,500
Notes payable	250,000	250,000
Notes payable - related party	83,333	65,333

Total Current Liabilities	414,373	376,350

LONG TERM LIABILITIES:
Notes payable, net of current maturities	66,667	66,667

Total Long Term Liabilites	66,667	66,667

Total Liabilities	481,040	443,017

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 150,000,000 shares authorized;
38,013,391 and 37,163,391 shares issued and outstanding, respectively	3,801	3,716
Additional paid-in capital	890,889	879,974
Deficit accumulated during the development stage	(1,288,685)	(1,236,676)

Total Stockholders' Deficit	(393,995)	(352,986)

Total Liabilities and Stockholders' Deficit	$87,045	$90,031

 See accompanying consolidated notes to the financial statements

Enterologics, Inc.
 (A Development Stage Company)
Consolidated Statements of Operations

	For the Six Months Ended June 30, 2013	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Three Months Ended June 30, 2012	For the Period from September 2, 2009 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues earned during the development stage	$-	$-	$-	$-	$-

Operating expenses
Professional fees	8,640	4,350	26,748	15,310	144,805
Consulting fees	3,000	-	13,000	6,000	42,000
Research and development	10,967	-	57,830	28,835	214,791
Compensation expense	-	-	-	-	18,000
General and administrative	5,143	1,023	14,055	7,505	94,393
Impairment expense	-	-	-	-	481,353
Amortization expense	2,986	1,493	2,986	1,493	9,744

Total operating expenses	30,736	6,866	114,619	59,143	1,005,086

LOSS FROM OPERATIONS	(30,736)	(6,866)	(114,619)	(59,143)	(1,005,086)

OTHER (INCOME) EXPENSE:
Interest income	-	-	-	-	(5)
Amortization of loan commitment fee - related party	11,000	-	107,500	107,500	253,500
Interest expense	10,273	5,635	9,086	6,171	30,104

Other (income) expense, net	21,273	5,635	116,586	113,671	283,599

Loss before income tax provision	(52,009)	(12,501)	(231,205)	(172,814)	(1,288,685)

Income tax provision	-	-	-	-	-

Net loss	$(52,009)	$(12,501)	$(231,205)	$(172,814)	$(1,288,685)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	37,879,416	38,013,391	35,670,240	35,510,651

 See accompanying consolidated notes to the financial statements

Enterologics, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from September 2, 2009 (Inception) through June 30, 2013
(Unaudited)

	Common Stock Par Value $0.0001		Additional		Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Equity (Deficit)

Balance, September 2, 2009 (inception)	-	$-	$-	$-	$-	$-

Sale of common stock - Founders $0.001 per share	10,300,000	1,030				1,030

Sale of common stock - private placement $.003 per share	15,700,000	1,570	45,530	(20)		47,080

Net loss					(8,099)	(8,099)

Balance, December 31, 2009	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation			12,000			12,000

Common stock issued for services	20,000	2	58			60

Cash received from issuance of common stock				20		20

Net loss					(72,611)	(72,611)

Balance, December 31, 2010	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	6,000			6,000

Sale of common stock - private placement $.05 per share	8,500,000	850	424,150			425,000

Common stock issued for loan fees $.05 per share	500,000	50	24,950			25,000

Common stock issued for purchase of Bio-Balance	393,391	39	149,961			150,000

Net loss					(223,013)	(223,013)

Balance, December 31, 2011	35,413,391	3,541	662,649	-	(303,723)	362,467

Common stock issued for loan fees	1,750,000	175	217,325			217,500

Net loss					(932,953)	(932,953)

Balance, December 31, 2012	37,163,391	3,716	879,974	-	(1,236,676)	(352,986)

Common stock issued for loan fees	850,000	85	10,915			11,000

Net income					(52,009)	(52,009)

Balance, June 30, 2013	38,013,391	$3,801	$890,889	$-	$(1,288,685)	$(393,995)

 See accompanying consolidated notes to the financial statements

Enterologics, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Period from September 2, 2009 (inception) through June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,009)	$(231,205)	$(1,288,685)

Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	-	-	481,353
Imputed compensation	-	-	18,000
Stock issued for loan commitment fees-related party	11,000	107,500	253,500
Stock issued for services	-	-	60
Amortization expense	2,986	2,986	9,744
Changes in operating assets and liabilities:
Accounts payable	15,750	-	22,144
Accounts payable - related party	-	-	3,213
Accrued expenses	4,273	8,800	30,686

NET CASH USED IN OPERATING ACTIVITIES	(18,000)	(111,919)	(469,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	-	(3,145)
Acquisition of wholly owned subsidiary	-	-	(300,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	473,130
Proceeds from notes payable-related party	-	10,000	229,000
Repayments to notes payable-related party	-	(60,000)	(197,000)
Proceeds from notes payable	18,000	150,000	270,500
Repayments to notes payable	-	-	(2,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,000	100,000	773,130

NET CHANGE IN CASH	-	(11,919)	-

Cash at beginning of period	-	17,975	-

Cash at end of period	$-	$6,056	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$9,086	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for loan commitment fees	$11,000	$-	$253,500
Issuance of stock for asset acquisition	$-	$-	$150,000
Issuance of note payable for asset acquisition	$-	$-	$100,000
Assumption of accounts payable in asset acquisition	$-	$-	$24,977

 See accompanying consolidated notes to the financial statements

ENTEROLOGICS, INC.
(A DEVELOPMENT STAGE COMPANY)
June 30, 2013 and 2012
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Enterologics, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 2, 2009. The Company intends to develop, test, and obtaining regulatory approvals for, manufacturing, commercializing and selling new prescription drug products.

On September 6, 2011 Enterologics, Inc acquired BioBalance Corp and BioBalance LLC, and they are a wholly-owned subsidiaries of Enterologics, Inc.

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

(D) Website Development Costs

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. During the six months ended June 30, 2013 the Company incurred $524 in website development costs.  As of June 30, 2013 and 2012, accumulated amortization of $1,310 and $262 respectively has been taken.

(E) Principles of Consolidation

The consolidated financial statements included the accounts of Enterologics, Inc and its wholly-owned subsidiaries Biobalance Corp, and Biobalance LLC, from the date of acquisition of September 6, 2011 through June 30, 2013. All inter-company balances and transactions have been eliminated in consolidation.

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

(G) Net Loss per Common Share

Basic and diluted net lossper common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings per Share.”

There were no potentially outstanding dilutive shares for the interim period ended June 30, 2013 or 2012.

(H) Research and Development

In accordance with ASC Topic 730, “Research and Development”, expenditures for research and development of the Company’s products and services are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $10,967 and $57,830 for the six months ended June 30, 2013 and 2012, respectively.

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

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as the estimated useful lives of assets acquired, can materially impact net earnings (losses) in periods following an asset acquisition.

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

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

●	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;
●
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

●
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

NOTE 2     BUSINESS AQUISITION

On September 6, 2011, the Company acquired  100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care, Inc. for (i) $300,000 in cash, (ii) 393,391 shares of our common stock valued at $150,000 based on the value of the stock on the date of the grant and (iii)  a Note for $100,000  payable in three (3) equal installments of $33,333.33 with the first installment due on September 6, 2012, and  annually thereafter with the last payment due no later than September 6, 2014. This note accrues a simple interest at 5% per annum and $2,514 of interest expense was recognized for the six months ended June 30, 2013 and 2012, respectively.

Purchase price	$550,000
Patents	$93,644
Goodwill	481,353
Less: Assumption of Accounts Payable	-24,997
Total assets acquired	$550,000

NOTE 3     NOTES PAYABLE - RELATED PARTIES

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

On July 31, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid on or after August 5, 2012.  On August 5, 2012 the loan and accrued interest of $10 were repaid. (See note 5).

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

On May 21, 2013 a related party loaned $5,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 8%. As of June 30, 2013 the loan accrued interest of $46. (See note 5).

NOTE 4   STOCKHOLDERS' DEFICIT

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

On July 31, 2012 the Company issued 1,000,000 shares of common stock valued at ($.11 per share) the most recent cash offering price, as a loan commitment fee. The commitment ends on the six months anniversary or earlier from the proceeds of a capital raise. The Company is amortizing the value over the term of the commitment

On January 12, 2011, the Company entered into a letter of intent with UST pursuant to which it was granted a right of first refusal until May 15, 2012 to enter into a definitive license agreement for the exclusive, world-wide license to UST’s intellectual property for the preservation/stabilization of E. coli probiotic bacteria. The license is intended to specifically cover E. coli bacteria when used as a probiotic and exclude use as a system for delivering vaccine materials to the gastrointestinal tract.

As of June 30, 2013 the period for the Company to enter into a License agreement was extended to September 30, 2013. No payments will be made for months of January to August 2013. On January 30, 2013 in lieu of payments for these months the company issued 200,000 shares of its common stock par value $0.001 in favor of Universal Stabilization Technologies, Inc.

On January 11, 2012, the Company entered into a letter agreement to loan the company for $100,000. The first 5% promissory note for $50,000 was issued on January 16, 2012. The second 5% promissory note for $25,000 was issued on February 1, 2012. The third and final 5% promissory note for $25,000 was issued on March 14, 2012.The principal and accrued interest under the notes are due and payable on May 1, 2013and is currently in default. In consideration of the loan, On February 1, 2013 the Company issued the lender 500,000 shares of common stock with a fair value of $6,000 ($.012 per share) based on the most recent cash offering price

On January 11, 2012, the Company entered into a letter agreement to loan the company for $50,000. The 5% promissory note for $50,000 was issued May 10, 2012. In consideration of the loan, On January 15, 2013 the Company issued the lender 150,000 shares of common stock with a fair value of $3,000 ($.02 per share) based on the most recent cash offering price.

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

On July 31, 2012 a related party loaned $15,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 5%, and be demanded to be repaid on or after August 5, 2012. On August 5, 2012 the loan and accrued interest of $10 were repaid.

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

On May 21, 2013 a related party loaned $5,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 8%. As of June 30, 2013 the loan accrued interest of $46. (See note 5).

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

Upon exercise of option to license, the Company will be obligated to issue 100,000 shares of our common stock to UST and to pay CA$75,000 as license issue and technology transfer fees. In addition, the Company will be obligated to pay UST CA$50,000 for each new patent granted, minimum annual license payments of CA$25,000 until the first FDA approval of the BLA and CA$50,000 following the approval of the BLA, with annual payments increasing by CA$25,000 thereafter to a maximum of CA$100,000 for a orphan drug and CA$150,000 for a drug for a larger indication market. The Company will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicenses. The Company’s right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that the Company receives other than cash consideration from a sublicense, it will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued.

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

On May 10, 2012, the Company entered into a loan agreement for $50,000 and issued a 5% promissory note to the lender. The principal and accrued interest under the note is due and payable on November 10, 2012 which was extended to May 1, 2013, which is currently in default and has a conversion feature. In consideration of the loan, the Company issued the lender 250,000 shares of common stock with a fair value of $12, 500 ($.05 per share) based on the most recent cash offering price.

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

On March 19 2013 an unrelated party loaned $2,000 to the Company for operating expenses. The Demand Promissory Note is unsecured, carries an interest rate of 3%. As of June 30, 2013 the loan accrued interest of $17

NOTE 8   GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had deficit accumulated during the development stage at June 30, 2013, a net loss and net used cash in operating activities for the interim period then ended. These factors raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to commence operations and produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to commence operations and produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9   SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Robert Hoerr, President

32.1	Section 1350 Certifications of Robert Hoerr, President

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEROLOGICS, INC.

Dated: August 26, 2013	By:	/s/ Robert Hoerr, M.D.
Name: Robert Hoerr, M.D.
Title: President (principal executive and financial officer)

4