Form 10-Q
period 2013-09-30
Enterologics, Inc.
filed 2013-11-26
CIK 1483731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,013,391 shares of common stock, $0.0001 par value, issued and outstanding as of November 18, 2013.

Enterologics, Inc.

September 30, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)
Consolidated balance sheets at September 30, 2013 (Unaudited) and December 31, 2012	F-2

Consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012; and for the period from September 2, 2009 (inception) through September 30, 2013 (Unaudited)	F-3

Consolidated statement of stockholders’ equity (deficit) for the period from September 9, 2009 (inception) through September 30, 2013	F-4

Consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012; and for the period from September 2, 2009 (inception) through September 30, 2013 (Unaudited)	F-5

Notes to the consolidated financial statements (Unaudited)	F-6

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Enterologics, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

OTHER ASSETS:
Patent, net	85,029	88,720
Website development costs, net	524	1,311

Total Other Assets	85,553	90,031

Total Assets	$85,553	$90,031

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$20,400	$-
Accounts payable	28,808	33,514
Accounts payable - related party	1,090	1,090
Accrued interest	28,937	15,913
Accrued expenses	4,500	10,500
Notes payable	250,000	250,000
Notes payable - related party	153,669	132,000

Total Current Liabilities	487,404	443,017

Total Liabilities	487,404	443,017

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 150,000,000 shares authorized;
38,013,391 and 37,163,391 shares issued and outstanding, respectively	3,801	3,716
Additional paid-in capital	890,889	879,974
Deficit accumulated during the development stage	(1,296,541)	(1,236,676)

Total Stockholders' Deficit	(401,851)	(352,986)

Total Liabilities and Stockholders' Deficit	$85,553	$90,031

 See accompanying consolidated notes to the financial statements

Enterologics, Inc.
 (A Development Stage Company)
 Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the Period from September 2, 2009 (inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues earned during the development stage	$-	$-	$-	$-	$-

Operating expenses
Professional fees	3,200	4,500	11,840	31,249	148,005
Consulting fees	-	7,000	3,000	20,000	42,000
Research and development	-	26,829	10,967	84,659	214,791
Compensation expense	-	-	-	-	18,000
General and administrative	411	9,756	5,554	23,812	94,804
Impairment expense	-	-	-	-	481,353
Amortization expense	1,492	1,493	4,479	4,478	11,237

Total operating expenses	5,103	49,578	35,840	164,198	1,010,190

LOSS FROM OPERATIONS	(5,103)	(49,578)	(35,840)	(164,198)	(1,010,190)

OTHER (INCOME) EXPENSE:
Interest income	-	-	-	-	(5)
Amortization of loan commitment fee - related party	-	110,000	11,000	217,500	253,500
Interest expense	2,752	4,155	13,025	13,240	32,856

Other (income) expense, net	2,752	114,155	24,025	230,740	286,351

Loss before income tax provision	(7,855)	(163,733)	(59,865)	(394,938)	(1,296,541)

Income tax provision	-	-	-	-	-

Net loss	$(7,855)	$(163,733)	$(59,865)	$(394,938)	$(1,296,541)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	37,879,416	38,013,391	35,670,240	35,510,651

 See accompanying consolidated notes to the financial statements

Enterologics, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from September 2, 2009 (Inception) through September 30, 2013
(Unaudited)

	Common Stock Par Value $0.0001		Additional		Deficit Accumulated during the	Total Stockholders'
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Equity (Deficit)

Balance, September 2, 2009 (inception)	-	$-	$-	$-	$-	$-

Sale of common stock - Founders $0.001 per share	10,300,000	1,030				1,030

Sale of common stock - private placement $.003 per share	15,700,000	1,570	45,530	(20)		47,080

Net loss					(8,099)	(8,099)

Balance, December 31, 2009	26,000,000	2,600	45,530	(20)	(8,099)	40,011

Imputed Compensation			12,000			12,000

Common stock issued for services	20,000	2	58			60

Cash received from issuance of common stock				20		20

Net loss					(72,611)	(72,611)

Balance, December 31, 2010	26,020,000	2,602	57,588	-	(80,710)	(20,520)

Imputed Compensation	-	-	6,000			6,000

Sale of common stock - private placement $.05 per share	8,500,000	850	424,150			425,000

Common stock issued for loan comitment fees $.05 per share	500,000	50	24,950			25,000

Common stock issued for purchase of Bio-Balance	393,391	39	149,961			150,000

Net loss					(223,013)	(223,013)

Balance, December 31, 2011	35,413,391	3,541	662,649	-	(303,723)	362,467

Common stock issued for loan comitment fees	1,750,000	175	217,325			217,500

Net loss					(932,953)	(932,953)

Balance, December 31, 2012	37,163,391	3,716	879,974	-	(1,236,676)	(352,986)

Common stock issued for loan extension fees	650,000	65	8,935			9,000

Common stock issued for suspension of payments	200,000	20	1,980			2,000

Net loss					(59,865)	(59,865)

Balance, September 30, 2013	38,013,391	$3,801	$890,889	$-	$(1,296,541)	$(401,851)

See accompanying consolidated notes to the financial statements

Enterologics, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended	For the Period from September 2, 2009 (inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,865)	$(394,938)	$(1,296,541)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	4,478	4,479	11,236
Impairment loss	-	-	481,353
Imputed compensation	-	-	18,000
Stock issued for loan commitment fees-related party	11,000	217,500	253,500
Stock issued for services	-	-	60
Changes in operating assets and liabilities:
Accounts payable	(4,706)	540	1,689
Accounts payable - related party	-	-	3,213
Accrued expenses	7,024	12,954	33,436

NET CASH USED IN OPERATING ACTIVITIES	(42,069)	(159,465)	(494,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	-	-	(3,145)
Acquisition of wholly owned subsidiary	-	-	(300,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(303,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	20,400	-	20,400
Proceeds from notes payable-related party	21,669	51,500	250,669
Repayments to notes payable-related party	-	(75,010)	(197,000)
Proceeds from notes payable	-	165,000	252,500
Repayments to notes payable	-	-	(2,500)
Proceeds from the issuance of common stock	-	-	473,130

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,069	141,490	797,199

NET CHANGE IN CASH	-	(17,975)	-

Cash at beginning of period	-	17,975	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$9,086	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for loan commitment fees	$11,000	$-	$253,500
Issuance of stock for asset acquisition	$-	$-	$150,000
Issuance of note payable for asset acquisition	$-	$-	$100,000
Assumption of accounts payable in asset acquisition	$-	$-	$24,977

 See accompanying consolidated notes to the financial statements

Note 1 - Organization and Operations

Enterologics, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 2, 2009 to develop, test, and obtaining regulatory approvals for, manufacturing, commercializing and selling new prescription drug products.

On September 6, 2011 Enterologics, Inc. acquired 100% of The BioBalance Corp and BioBalance LLC.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
The Bio Balance Corp.	Delaware	September 6, 2001	100%
Bio Balance LLC	Delaware	September 6, 2001	100%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;

(iii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, (d) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued interest, and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include patent and website development costs, are reviewed for impairment, whenever events or changes in circumstances, indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Patent

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patent.  For acquired patents the Company records the costs to acquire patents as patent and amortizes the patent acquisition cost over its remaining legal life, or estimated useful life, or the term of the contract, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expended if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Website Development Costs

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs.  Under the requirements of Sections 350-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful life of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for material and testing costs for research and development.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive shares for the interim period ended September 30, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue, however the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Asset Purchase Acquisition

On September 6, 2011, the Company acquired  100% of the common stock of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care, Inc for (i) $300,000 in cash, (ii) 393,391 shares of its common stock valued at $150,000 based on the fair value on the date of the grant, and (iii) a note payable for $100,000,  to be paid in three equal installments of $33,333.33 with the first installment due on September 6, 2012, and  annually thereafter, with the last payment due no later than September 6, 2014. This note accrues interest at 5% per annum.

The Company accrued $3,792 of interest expense for the nine months ended September 30, 2013 and 2012, respectively.

Purchase price	$550,000
Patents	$93,644
Goodwill	481,353
Less: Assumption of Accounts Payable	(24,997)
Total assets acquired	$550,000

Note 5 - Patents

Patents, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2013	December 31, 2012

Patents	$106,335	$106,335

Accumulated amortization	(21,306)	(17,615)

	$85,029	$88,720

(i)           Amortization Expense

Amortization expense was $3,691 and $3,693 for the interim period ended September 30, 2013 and 2012, respectively.

(ii)           Impairment

The Company completed the annual impairment test of patents and determined that there was no impairment as the fair value of patents, substantially exceeded their carrying values at December 31, 2012.

Note 6 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2013	December 31, 2012

Website development costs	$3,145	$3,145

Accumulated amortization	(2,621)	(1,834)

	$524	$1,311

(i)           Amortization Expense

Amortization expense was $787 and $786 for the interim period ended September 30, 2013 and 2012, respectively.

(ii)           Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of patents, substantially exceeded their carrying values at December 31, 2012.

Note 7 - Notes Payable

January 11, 2012 loan agreement

On January 11, 2012, the Company entered into a loan agreement for $100,000, in total, and issued a 5% promissory note for first $50,000 to the lender on January 19, 2012. In consideration of the loan, the Company issued the lender 500,000 shares of common stock valued at $95,000 ($0.19 per share) based on the most recent cash offering price at the date of issuance. An additional 5% promissory note for $25,000 was issued on February 1, 2012. The final 5 % promissory note for $25,000 was issued on March 14, 2012. The notes were extended from their original due dates to May 1, 2013 with the issuance of 500,000 shares of Company’s common stock, valued at $6,000, the fair value on the date of issuance, February 1, 2013.

The principal and accrued interest on the above notes is currently in default.

May 10, 2012 loan agreement

On May 10, 2012, the Company entered into a loan agreement for $50,000 and issued a 5% promissory note to the lender. In consideration of the loan, the Company issued the lender 250,000 shares of common stock valued at $12,500 ($0.05 per share) based on the most recent cash offering price at the date of issuance. The note was extended from its original due date to May 1, 2013 with the issuance of 150,000 shares of Company common stock, valued at $3,000, its fair value on the date of issuance, January 15, 2013. The principal and accrued interest is currently in default. The note can be converted at $0.05 per share, the fair value price per share on the date of issuance of the note.

July 31, 2012 loan agreement

On July 31, 2012, the Company entered into an unsecured loan agreement for a series of loans up to an aggregate of $250,000 and borrowed an initial $15,000 and issued a 6% promissory notes to the lender on August 1, 2012. The principal and accrued interest is due and payable on February 1, 2013.

An additional 6 % promissory note for $30,000 was issued on October 11, 2012. The principal and accrued interest is due and payable on April 11, 2013.

An additional 6 % promissory note for $55,000 was issued on October 15, 2012. The principal and accrued interest is due and payable on April 15, 2013.

The principal and accrued interest on the above notes is currently in default.

In consideration of the loan commitments, the Company issued the lender 1,000,000 shares of common stock valued at $110,000 ($0.11 per share) based on the most recent cash offering price at the date of issuance.

The company did not borrow additional funds from the lender under the agreement and the commitment to fund additional loans expired on November 30, 2012.

Note 8 - Commitments and Contingencies

On January 12, 2011, the Company entered into a letter of intent with Universal Stabilization Technologies, Inc. (“UST”) pursuant to which it was granted a right of first refusal until May 15, 2012 to enter into a definitive license agreement for the exclusive, world-wide license to UST’s intellectual property for the preservation/stabilization of E. coli probiotic bacteria. The license is intended to specifically cover E. coli bacteria when used as a probiotic and exclude use as a system for delivering vaccine materials to the gastrointestinal tract.

On May 15, 2011, the company entered into a one-year development agreement for UST to conduct suitability studies and protocols to produce data demonstrating the suitability of its stabilization technology to produce a thermostable, commercially viable formulation of an E. coli probiotic satisfying their specifications. It was contemplated that during such one-year development project the Company would make monthly payments of at least CAD$8,333 (which amount may be increased depending on the scope of the work). The Company’s right to enter into a definitive license agreement with UST will terminate if it fails to make such monthly payments.

The letter of intent provides that the Company will negotiate in good faith with UST to enter into a license agreement by May 15, 2012 for the exclusive, worldwide license to develop, manufacture, use, sublicense, market and sell UST’s patents, patent applications, know-how and trade secrets relating to its preservation/stabilization of E. coli bacteria.  Such agreement will expire on the later of (i) 20 years or (ii) the last to expire patent included in the licensed intellectual property. The deadline for the Company to enter into a License agreement has been extended numerous times and now expires on December 31, 2013. No payments will be made for the months of January to December 2013. For the suspension of payments for these months the Company has agreed to issue 200,000 shares of its common stock par value $0.001 in favor of Universal Stabilization Technologies, Inc.

On January 30, 2013 the Company issued the 200,000 shares of its common stock to UST valued at $2,000 their fair market value on the date of issuance. In addition, the Company will be obligated to pay UST CAD$50,000 for each new patent granted, minimum annual license payments of CAD$25,000 until the first FDA approval of the BLA and CAD$50,000 following the approval of the BLA, with annual payments increasing by CAD$25,000 thereafter to a maximum of CAD$100,000 for a orphan drug and CAD$150,000 for a drug for a larger indication market. The Company will also be required to make royalty payments of up to 3% on net sales of the licensed products sold by us or our sublicenses. The Company’s right to sublicense under the license agreement is subject to UST’s approval, which will not be unreasonably withheld. In the event that the Company receives other than cash consideration from a sublicense, it will be required to pay 20% of the fair market value of such consideration to UST and in the case of equity, 20% of shares issued.

All amounts required to be paid to UST by the Company will be made in Canadian dollars at UST’s request.  The Company will be required to cover any currency conversion and bank transfer costs up to 1% of the total payment. During the nine months ended September 30, 2013 the company made payments to UST totaling $28,995 Dollars.

Note 9 - Stockholders' Equity / (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Fifty Million (150,000,000) shares of which One Hundred and Fifty Million (150,000,000) shares shall be Common Stock, par value $.0001 per share.

In October 2009, the Company amended its Articles of Incorporation to increase its authorized shares to One Hundred and Fifty-Five Million (155,000,000) shares which shall consist of 150,000,000 shares of common stock with a par value of $.0001 and 5,000,000 shares of preferred stock with a par value of $.0001 with rights and preferences to be determined by the Board of Directors.

Sale of Common Stock

In September 2009 the Company sold a total of 10,300,000 shares of common stock to four founders for $1,030 ($.0001 per share).

In 2009, the Company sold a total of 15,700,000 shares of common stock to 55 individuals for cash of $47,080 and a subscription receivable of $20 ($.003 per share).  Cash of $20 was collected during the year ended December 31, 2010.

During the three months ended March 31, 2011 the Company sold a total of 8,500,000 shares of common stock to 3 individuals for cash of $425,000 ($.05 per share).

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

In May 2010 Company issued 20,000 shares of common stock to an outside vendor for services with a fair value of $60 ($.003 per share), based on a recent cash offering price.

On January 7, 2011 the Company issued 500,000 shares of common stock to a related party valued at ($.05 per share) the most recent cash offering price at the date of issuance, as a loan commitment fee. The commitment ended on September 7, 2011with the Company amortizing the value over the term of the commitment.

On September 6, 2011, the Company issued 393,391 share of common stock as part of an asset purchase acquisition of Bio Balance Corp and its subsidiary Bio Balance LLC from New York Health Care.

On January 11, 2012 the Company issued 500,000 shares of common stock valued at ($.19 per share) the most recent cash offering price at the date of issuance, as a loan commitment fee. The commitment ended on October 1, 2012 with the Company is amortizing the value over the term of the commitment.

On May 10, 2012 the Company issued 250,000 shares of common stock valued at ($.05 per share) the most recent cash offering price at the date of issuance, as a loan commitment fee. The commitment ended on November 10, 2012 with the Company is amortizing the value over the term of the commitment.

On July 31, 2012 the Company issued 1,000,000 shares of common stock valued at ($.11 per share) the most recent cash offering price at the date of issuance, as a loan commitment fee. The commitment ends on the nine month anniversary or earlier from the proceeds of a capital raise. The Company is amortizing the value over the term of the commitment

On January 15, 2013, the Company issued 150,000 shares of its common stock to the holder of the notes from the May 10, 2012 loan agreement for the extension of these notes from their original due dates to May 1, 2013. The common stock was valued at $3,000, the fair value on the date of issuance. The Company amortized the value of the extension over the term of the extension.

On January 30, 2013 the Company issued 200,000 shares of its common stock to UST valued at $2,000 their fair market value on the date of issuance for the suspension of license fee payments.

On February 1, 2013, the Company issued 500,000 shares of its common stock to the holder of the notes from the January 31, 2012 loan agreement for the extension of these notes from their original due dates to May 1, 2013. The common stock was valued at $6,000, the fair value on the date of issuance. The Company amortized the value of the extension over the term of the extension.

Note 10 - Related Party Transactions

Notes Payable – Related Parties

On September 6, 2011 a related party loaned $100,000 to the Company for operating expenses. The note is unsecured, bears interest at 5%, per annum, and is currently in default. As of September 30, 2013 the note has accrued interest of $10,486.

On November 20, 2012 a related party loaned $15,000 to the Company for operating expenses. The note is unsecured, bears interest at 5%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $656.

On November 29, 2012 a related party loaned $7,000 to the Company for operating expenses. The note is unsecured, bears interest at 5%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $298.

On December 7, 2012 a related party loaned $10,000 to the Company for operating expenses. The note is unsecured, bears interest at 5%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $413.

On February 19, 2013 a related party loaned $1,000 to the Company for operating expenses. The note is unsecured, bears interest at 3%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $19.

On March 11, 2013 a related party loaned $10,000 to the Company for operating expenses. The note is unsecured, bears interest at 3%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $170.

On March 19, 2013 a related party loaned $2,000 to the Company for operating expenses. The note is unsecured, bears interest at 3%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $33.

On May 21, 2013 a related party loaned $5,000 to the Company for operating expenses. The note is unsecured, bears interest at 8%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $148.

On September 1, 2013 a related party loaned $2,500 to the Company for operating expenses. The note is unsecured, bears interest at 8%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $17.

On September 3, 2013 a related party loaned $369 to the Company for operating expenses. The note is unsecured, bears interest at 8%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $2.

On September 25, 2013 a related party loaned $800 to the Company for operating expenses. The note is unsecured, bears interest at 8%, per annum, and is due on demand. As of September 30, 2013 the note has accrued interest of $1.

Note 11 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

In May 2011 we entered into a development agreement with Universal Stabilization Technologies, Inc., a Delaware company (“UST”) to evaluate its probiotic stabilization technology. We have a right of first refusal to enter into a license agreement with UST for a unique preservation/stabilization bacterial “vitrification” process that we believe is superior to conventional freeze-drying techniques and can be applied to a wide variety of bacterial strains, rendering them in a state of “suspended animation” until they are administered. We currently plan to exercise our right to license the UST preservation technology provided that we have the necessary financing to do so and the technology performs as expected during our evaluation period. We have the right, pursuant to the letter of intent with UST, and subsequent extensions of the term of the right of first refusal, to enter into a license agreement until December 31, 2013.

The term of the right of first refusal was previously extended on May 4, 2012, August 15, 2012 and on October 15th 2012 through December 31, 2012, in exchange for continued monthly payments of CA $8333.33. On December 31, 2012, the term was extended through April 30, 2013. In lieu of cash payments for the months of January through April 2013, the Company agreed to issue the amount of 200,000 shares of its common stock par value $0.0001 in favor of Universal Stabilization Technologies, Inc. On August 15, 2013 the term of the right of refusal was extended until September 30, 2013 and as of September 30, 2013 was again extended until December 31, 2013. All other terms and conditions remained the same.

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

Based upon limited financial resources, we evaluated our patent portfolio and permitted certain patents and foreign patent applications to lapse. We believe that the intellectual property related to UST’s probiotic stabilization technology, should we enter into a license agreement with UST, will provide supplemental protection for the probiotic E. coli products we intend to develop.

Results of Operations

Comparison of Nine Months Ended September 30, 2013 and 2012:

Revenues

The Company did not generate any revenues for the nine months ended September 30, 2013 or for the three months ended September 30, 2012.

Total Operating Expenses

During the three months ended September 30, 2013, total operating expenses were $5,104, $411 for general and administrative expenses, $3,200 professional fees and $1,493 for amortization expenses, compared to total operating expenses of $49,578 for the three months ended September 31, 2012, which expenses included $26,829 for research and development, $9,756 for general and administrative expenses, $4,500 of professional fees, consulting fees of $7,000 and $1,493 for amortization expense. The decrease in total operating expenses of $44,474 represents a decrease of approximately 89.7%, primarily as a result of our decrease in research and development expenses.

Net loss

For the three months ended September 30, 2013, net loss was $7,856 compared with net loss for the three months ended September 30 of $163,733, which represents a decrease of $155,877, or approximately 95%.

Liquidity and Capital Resources

As of September 30, 2013, we had no cash or cash equivalents. On September 30, 2013, our total current liabilities were $400,335. We had a stockholders’ deficiency of $404,850 at September 30, 2013.

There were three Demand Notes issued in the quarter ended September 30, 2013. All Notes were issued to Lisa Grossman, an officer and affiliate of the Company. On September 1, 2013, a Note in the amount of $2,500. On September 3, 2013 a Note in the amount of $369 and on September 25, 2013 a Note in the amount of $800 was issued. Each of the Demand Notes carries interest at the rate of 8% per anum and is callable any time after December 31, 2013. We currently have no other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company with no operations. For the period September 2, 2009 (inception) through September 30, 2013, the Company had a net loss of $1,296,540. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company believes that it will need approximately $900,000 to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 229.10(f) (1), we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of September 30, 2013, the end of the period covered by this report and have concluded that our disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a full time accountant with adequate and relevant experience in conforming financial statements with generally accepted accounting principles in the United States (“GAAP”); (2) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of September 30, 2013. Management believes any of the matters noted above could result in a material misstatement in our financial statements.

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

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We still plan to appoint one or more outside directors to our board of directors who will be appointed to an audit committee resulting in a full functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. Management believes that the appointment of one or more outside directors, who will be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2013, there was no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 2. Unregistered Sale of Securities and Use of Proceeds

No securities were issued in the quarter ended September 30, 2013

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

10.24	Note issued September 1, 2013 in the amount of $2,500 to Lisa Grossman.

10.25	Note issued September 3, 2013 in the amount of $369 to Lisa Grossman.

10.26	Note issued September 25, 2013 in the amount of $800 to Lisa Grossman.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Robert Hoerr, President

32.1	Section 1350 Certifications of Robert Hoerr, President

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENTEROLOGICS, INC.
Dated: November 26, 2013
	By:	/s/ Robert Hoerr, M.D.
Robert Hoerr, M.D.
President (principal executive and principal financial and accounting officer) and Director